Form 10-K
period 1999-07-31
ENGAGE TECHNOLOGIES INC
filed 1999-10-29
CIK 1084573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the fiscal year ended July 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the Transition Period From       to

                               ----------------

                        Commission File number 000-26671

                           ENGAGE TECHNOLOGIES, INC.

                Delaware                               04-3281378
        (State of incorporation)                      (I.R.S. ID)

              100 Brickstone Square, Andover, Massachusetts 01810
                                 (978) 684-3884

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant as of October 15, 1999 was approximately $319,511,000.

   The number of shares outstanding of the registrant's Common Stock as of October 15, 1999 was 48,707,398.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held December 17, 1999 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ENGAGE TECHNOLOGIES, INC.

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.
Item 1.    Business..............................................................................   3
Item 2.    Properties............................................................................  15
Item 3.    Legal Proceedings.....................................................................  15
Item 4.    Submission of Matters to a Vote of Security Holders...................................  15
Part II.
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............  17
Item 6.    Selected Financial Data...............................................................  18
Item 7.    Management's Discussion and Analysis of Financial Position and Results of Operations..  19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................  40
Item 8.    Financial Statements and Supplementary Data...........................................  41
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  67
Part III.
Item 10.   Directors and Executive Officers of the Registrant....................................  67
Item 11.   Executive Compensation................................................................  67
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................  67
Item 13.   Certain Relationships and Related Transactions........................................  67
Part IV.
Part 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  68
           Signatures............................................................................  69

                                    PART 1.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

   Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results and Market Price of Stock."

Item 1. Business

General

   Engage Technologies, Inc. ("Engage" or "the Company"), is a leading provider of profile-based Internet marketing solutions. Engage is an approximately 79% owned subsidiary of CMGI, Inc. (Nasdaq: CMGI). The Company offers a range of products and services that enable Web publishers, advertisers and merchants to target the delivery of advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness. Engage has generated most of its revenue to date through sales of its local profiling and advertising management software and outsourced services, as well as its software and services for measuring and analyzing Web site traffic. In July 1999, Engage commercially introduced its Engage Knowledge data service to customers. Engage Knowledge provides real-time access to Engage's database of more than 35 million anonymous profiles of Web users for more effective targeting of online advertising, promotions and content. In October 1999, Engage introduced Engage AudienceNet, the first Web-wide profile driven advertising and marketing network that uses Engage's anonymous, behavior based profiles to deliver substantial benefits to media buyers, Web sites and ad networks.

   An Engage profile is an anonymous collection of information about an individual Web user's consumer interests, demographic characteristics and geographic location. These profiles are developed through a combination of a user's browsing behavior on participating sites on the Internet and information the user has voluntarily declared at those sites, such as information provided on an online registration form. Each anonymous profile excludes information that would permit the personal identification of the user, such as name, address and e-mail address.

   Based on its proprietary technology, Engage has built a database using data drawn from multiple, diverse Web sites. When a user visits a Web site of any customer subscribing to the Engage Knowledge data service or participating in Engage AudienceNet, Engage matches that visitor with his or her profile in the profile database. A Web site or advertiser can then use that profile to target offerings to the visitor based on his or her particular preferences, demographic characteristics and geographic location.

   Engage's profiling technology can create local and global user profiles. Local profiles, which are created and maintained by Engage's customers, contain data derived from the customer's own Web site and typically map preferences based on particular interest categories designed by the customer and demographic characteristics. Global profiles, which are compiled from data contributed to the centralized Engage Knowledge database from the Web sites of all participating Engage customers, are provided to customers on a subscription basis or in conjunction with a particular advertising campaign and provide a broader description of users' interests. These global profiles do not contain personally identifiable information of individual users, such as name, home or e-mail address, IP address or domain name.

   Each Engage global profile contains a series of numerical scores reflecting each Web user's inferred preference level in hundreds of standard categories and subcategories, such as books, business, computers, fashion, sports and travel as well as demographic and geographic information. Engage software uses sophisticated proprietary algorithms and methodologies to continuously update and refine these global profiles based on a visitor's browsing behavior across multiple Web sites, including pages selected by the user, the duration and frequency of the user's visits and the responses of the user to specific advertisements and promotions. Engage global profiles also incorporate anonymous demographic and geographic information reported voluntarily by a visitor, such as data from an onsite registration form.

   When a user visits a Web site of any customer subscribing to the Engage Knowledge data service, Engage matches that visitor with his or her profile in the global profile database. The profile is transmitted in real-time to the subscribing Engage Knowledge customer site, which can then use the profile to target advertisements, content and e-commerce offerings to that visitor. Based on past user behavior at other Web sites, an Engage customer can determine the interests and tailor the experience of even first-time visitors to its Web site. Similarly, when a user visits a Web site participating in Engage AudienceNet, Engage matches the visitor with a profile to enable an advertiser that has purchased an advertising campaign through Engage AudienceNet to target relevant advertisements to the visitor.

   Engage profiles are designed to work with other Engage applications, third-party software or customers' internally developed solutions, allowing customers flexibility as the uses of profiling and related applications develop and evolve.

   The Company began to offer its ad management systems and services in April 1998 upon acquiring Accipter, Inc. Engage Accipiter products and services are designed to manage and deliver advertising and direct marketing promotions on individual Web sites and networks of Web sites. In April 1999, the Company also acquired Internet Profiles Corporation (I/PRO), and began to offer products and services that provide Web site traffic measurement and analysis and verification of site traffic and advertising results. I/PRO operates as a wholly owned subsidiary of Engage.

   Engage was incorporated in Delaware on July 18, 1995. Engage's principal executive offices are located at 100 Brickstone Square, Andover, Massachusetts 01810, and its telephone number is (978) 684-3884.

   Engage, Accipiter, AdBureau, AdManager, Engage AudienceNet, ProfileServer, DSServer, Engage Knowledge, GeoKnowledge, Engage Technologies, I/AUDIT and I/PRO are trademarks of Engage. All other trademarks and service marks are the property of their respective owners.

Market Overview

   The Internet is capable of transforming the way businesses market and sell products. The interactive nature of the Web offers the potential for businesses to market to individuals on a one-to-one basis in real-time. Businesses are seeking to improve the effectiveness of their marketing campaigns by directing their advertisements and promotions toward the Web users they most want to reach. By targeting advertisements and promotions to the relevant audience, Internet marketers seek to improve their response rates and brand awareness and reduce costs by eliminating spending that is not directed to their desired audience.

   While the growth and interactive nature of the Internet are generating a large volume of consumer data useful for targeted marketing, Web users are increasingly concerned about the potential for loss or abuse of their privacy. To balance the desires of Internet marketers and consumers, there is a need for a solution that enables marketers to tailor their offerings effectively to individual users, while also preserving the privacy and anonymity available to individuals on the Internet.

Business Strategy

   The Company's objective is to enhance Engage's position as a leading provider of profile driven Internet marketing solutions for Web publishers, advertisers and merchants. The Company's strategy to achieve this objective includes the following key elements:

   Establish Engage as the Recognized Brand for Internet Profiling. The Company believes that there is an opportunity to establish Engage as the recognized brand for profile driven marketing solutions on the Internet. To capitalize on this opportunity, the Company has created a family of "Engage-enabled" products and services that incorporate the Company's profiling technology to serve a broad array of customer targeting needs on the Internet. Expanding from the initial use of the Company's profiling technology in targeting the delivery of advertisements through the Company's Accipiter advertisement management software, Engage plans to integrate the Company's profiling technology with the Company's I/PRO market intelligence services so that customers can better measure and analyze audience behavior at their Web sites. The Company also plans to develop solutions that will allow Web publishers, advertisers and merchants to more effectively reach customers in specific markets. By implementing the Company's solutions across a broad spectrum of customers and customer applications, Engage seeks to establish the Company's profiling technology as the most widely-used platform for the targeting of advertisements, content and e-commerce offerings on the Web.

   Offer Multiple Products Based on Open Standards. The Company offers multiple products and services based on open standards that facilitate the use of Engage's solutions with third-party applications. For example, the Company's customers can use Engage Knowledge to target advertisements in conjunction with either the Company's own Accipiter products or advertising management software provided by other vendors. By enabling customers to choose applications from third-party vendors, Engage believes it will be able to broaden the market for Engage-enabled solutions and increase the quantity and quality of the profiles compiled in the Engage Knowledge database.

   Continue to Enhance Engage Global Profile Database. Each user visit to the Web site of a participating subscriber to the Engage Knowledge data service or Engage AudienceNet contributes to the depth of the global profile database and enhances its value to all customers. The Company will continue to increase the quality and usefulness of Engage Knowledge profiles by:

  . expanding the number of consumer profiles through an increase in the Company's installed base of subscribers and contributors to the Engage Knowledge data service;

  . developing new profiling algorithms to glean additional knowledge about Web users from data compiled for each profile; and

  . refining the Company's interest categories and subcategories to provide more detailed and market-specific user profiles.

   Focus on Specific Markets. The Company plans to develop and sell specific Internet marketing solutions for different markets to include Web publishers and advertising networks that derive revenue from advertising on the Web. In addition, the Company seeks to increase its customers' advertising revenue by allowing them to offer through Engage, a new program to advertisers, known as Engage AudienceNet, in which an advertiser pays for the delivery of advertising impressions only to those Web site visitors whose Engage profile matches the criteria specified by the advertiser.

   Offer Family of Engage Products and Services. Engage seeks to increase sales to its installed base of customers by offering a range of software and services that utilize common Engage profiling technology. For example, if a customer uses Accipiter AdManager software to deliver Web advertisements, the Company seeks to enroll the customer as a participant in Engage AudienceNet, or sell a subscription to the Engage Knowledge data service, to enable the customer to improve advertising response rates and brand awareness. The Company also offers the customer a subscription to its I/PRO services to measure and better understand visitor behavior. Using the Company's line of software and services, a customer can rely upon Engage Knowledge profiles to perform a wide range of functions and thus avoid the time and expense otherwise required to collect, process and store large volumes of user data multiple times for multiple functions.

   Maintain Position as Advocate for Internet Privacy. The Company believes that concerns about loss of privacy are increasingly important to Internet users and therefore has designed the Engage Knowledge database with the goal of being a leader in the protection of the privacy of individuals. Members of Engage's management team have been active participants in the establishment of technology, industry and regulatory frameworks for Internet privacy and plan to continue to promote the Company's commitment to privacy.

   Expand into International Markets. The Company currently markets its products and services worldwide in sales offices across the U.S., internationally through sales offices in London and Germany, and through a joint venture in Japan established with Sumitomo in July 1998. As of July 31, 1999, Engage had 43 international customers. The Company plans to expand its penetration of the international market primarily through the formation of foreign-based local subsidiaries and joint ventures with partners abroad.

Products

   Engage offers a range of software and services that enable Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness.

 Targeted Delivery of Content and Commerce Offerings

   Engage's profiling software and global profiles allow Web publishers, advertisers and merchants to customize the content of Web pages and target relevant advertising, content and e-commerce offerings based on each individual user's interests. By providing Web site visitors information that is more relevant to them, Web publishers and merchants can strengthen visitor loyalty and increase the likelihood that a visitor will stay at the site and make a purchase.

 Engage AudienceNet

   Engage AudienceNet is a Web-wide profile-driven advertising and marketing network that uses profiles from the Engage Knowledge database to deliver to advertisers their desired target audience within hundreds of Web sites participating in Engage AudienceNet. Using Engage AudienceNet, an Internet media buyer can define and target an audience based on demographic, geographic and other interest categories in the Engage Knowledge database. An advertisement is shown only to those Web users matching the specified criteria. Engage AudienceNet is designed to enable an advertiser to pay only for those advertisements that reach its target audience, and is designed to enable Web sites to increase the value of their advertising inventory by augmenting existing advertising sales on premium content Web pages with the sale of underutilized advertising inventory at higher CPM (cost per thousand) rates.

 Engage Knowledge

   The Engage Knowledge data service, commercially launched in late July 1999, uses a database which contains user profiles collected from participating sites across the Internet. Engage's database has been designed to create, refine and deliver millions of profiles in real-time to meet the demands of multiple Web sites. The global profiles used in the delivery of the Engage Knowledge data service omit personally identifiable information of individual users such as name, home or e-mail address, IP address or domain name. The database assigns a computer-generated identifier to distinguish each Web visitor. This identifier is currently stored as a browser cookie on the Web user's computer. This Engage Knowledge identifier is correlated with site-specific identifiers using a proprietary technique called "dual blind" identification. This technique protects the privacy of the individual because the participating Web site cannot access the Engage Knowledge identifier and Engage does not maintain any personally identifiable information that may have been gathered at the Web site.

   Engage Knowledge global profiles contain a series of numerical ranking codes, as well as demographic and geographic information, with scores that indicate the level of the consumer's interest in a category or the accuracy of a demographic or geographic attribute. The categories are hierarchical, with the top level representing a broad interest area such as "Books", and lower levels representing increased specificity, such as

"Children's Books". Engage also maintains demographic and geographic information for each profile by using computer algorithms that infer demographic characteristics or geographic locations based on Web browsing behavior at participating sites and by using declared information reported voluntarily by the visitor, such as data provided by a user on an online registration form. Engage does not retain any of the personally identifiable information that may have been provided on the registration form, and therefore the identity of the Web user cannot be derived from the information contained in the global profile. Each Web page at a customer site is classified to indicate the interest categories that will be attributed to visitors to that page.

   When a user visits a Web site of any customer subscribing to the Engage Knowledge data service, Engage matches that visitor to his or her profile in the global profile database. The profile is then transmitted in real-time to the subscribing Engage Knowledge customer site, which can then use the profile to target advertisements, content and e-commerce offerings to that visitor.

   As a Web visitor browses through any Engage-enabled Web site, Engage's software dynamically updates and refines the profile of that visitor based on the recency, frequency and duration of the consumer's browsing behavior in each interest category. The Engage Knowledge database can be integrated with third-party data sources, such as geographic databases, to further enhance the consumer profiles. Unlike profiles based solely on static registration data, Engage Knowledge profiles are constantly changing to more accurately reflect the current interests of an individual.

   Engage Knowledge profiles can be used to enhance third-party software applications by providing targeting capabilities. These applications include advertising management, content delivery and e-commerce offerings. Engage provides software tools and services to facilitate the integration of Engage Knowledge profiles with these third-party applications.

   Engage expects that a significant portion of its future growth will be attributable to sales of data services related to the Engage Knowledge database. However, as of July 31, 1999, Engage has recognized little revenue from such services. Engage began to recognize revenue from sales of subscriptions to the Engage Knowledge service in late July 1999.

 Engage ProfileServer

   Engage ProfileServer software collects Web visitor behavior data at the customer's Web site and declared user information reported voluntarily by a visitor to create and deliver profiles of individual Web site visitors. The system enables customers to create their own local profile database, which is maintained at the customer's site, and to use these local profiles to target advertisements, content and e-commerce offerings. The ProfileServer system permits customers to customize the interest categories in the local profiles so that they track preferences specific to the customer's market. For example, a clothing retailer could create size and style subcategories. Customers can also use the system to collect proprietary user data, including identifying information supplied voluntarily by visitors to their sites. The local databases created with ProfileServer, which do not become part of the Engage Knowledge database, can be used by customers either alone or in conjunction with Engage Knowledge data service.

 Targeted Delivery of Advertising

   Engage's advertising management software and services allow Web publishers and advertising networks to target advertising campaigns using either local profiles, Engage AudienceNet, or global profiles from the Engage Knowledge data service. Engage also offers a turnkey outsourced advertising management service that allows Web sites to gain the advantage of profile-based advertising without making a significant upfront investment of cash and personnel. By allowing advertisers to target advertisements based not only on the content of the Web page being viewed, but also on the visitor's profile, these advertising solutions are designed to enable Web publishers and advertising networks to sell more of their advertising inventory and to allow advertisers to improve their return on investment. Engage's advertising management products, when used in conjunction with its profiling products and services, can schedule and serve advertisements in real-time while simultaneously optimizing the impact of a message by, for example, showing a minivan advertisement to a visitor interested in family subjects and a sport utility vehicle advertisement to an outdoor enthusiast. In addition, if it is known that a user is a likely minivan buyer, specific ads can be served when the visitor is in an unrelated site or section of a site.

   Accipiter AdManager. Accipiter AdManager automates online advertising management for Web sites by scheduling and targeting ads, automatically rotating ad inventory and generating up-to-the-minute, customized reports. AdManager tracks all active advertising campaigns and Web site visitors and optimizes scheduling of advertisements in real-time to ensure that each campaign is delivered on schedule to qualified visitors or to the specified content areas of a site.

   AdManager allows sites to deliver relevant advertising to individual visitors using a wide range of targeting criteria, including:

     . Engage global and local profiles;

     . area of content that a visitor is viewing;

     . geographic location of users;

     . key-word or key-phrase searches; and

     . time of day or day of week.

   AdManager provides versatile easy-to-use scheduling features. Advertisements within a campaign can be scheduled by the total number of impressions or clicks, by specific time frames specified by the advertiser or any combination of counts and date ranges. The campaign reservation system can lock in portions of available inventory for upcoming campaigns.

   Customers can access a variety of reports to see how well a campaign is performing. Reports can detail, for example, how many impressions and clicks were generated both from the entire site and by each ad and advertiser. AdManager also enables customers to securely assign access privileges for specific functions or information to a variety of users at different levels from different organizations. For example, a single system can provide different levels of access to advertising agencies, web site advertising sales representatives, and third party advertising sales representatives. AdManager can be distributed across multiple servers to expand ad serving capacity and provide high availability to handle the volume requirements of the largest Web sites.

   Accipiter AdBureau. Accipiter AdBureau is Engage's turnkey, outsourced advertisement management service based on AdManager technology. By subscribing to AdBureau, a customer can obtain the advertisement management capabilities of AdManager without the need to invest in on-site and management hardware, server and administrative software or databases.

 Web Site Traffic Measurement, Auditing and Analysis

   Engage's analysis and traffic measurement products and services allow Web publishers and merchants to collect, manage and analyze data about visitors and their behavior. By analyzing how users behave and react to specific advertising, pages or specific content areas, Web publishers can better understand their visitors and improve the effectiveness of their Web sites. Engage offers a range of solutions, from a basic outsourced reporting service to sophisticated software enabling analysis of large amounts of data. Engage also offers a comprehensive range of auditing services, including total site traffic audits and internal reporting verification. Engage's auditing services allow Web publishers to provide advertising buyers with the standardized verification from an independent third party that these buyers increasingly require before they will purchase Internet advertising inventory.

   Engage offers products and services that provide Web site traffic measurement and analysis and verification of site traffic and advertising results through its wholly owned subsidiary, I/PRO. Through its I/PRO services, Engage currently measures over seven billion page views per month across over 350 Web sites.

   I/PRO NetLine. I/PRO NetLine is an outsourced traffic measurement service that continuously measures Web site traffic and delivers results on a daily basis to the customer. This service enables customers to access reports immediately, combine data from multiple sites and standardize information for meaningful comparisons. I/PRO provides a wide range of standard reports and enables users to customize their reports and the data to be tracked. I/PRO provides standard reports that contain key data about traffic at a Web site, including information about the number of users to visit a Web site, the duration of user visits and the most frequently visited pages of the site. Customized reports can include information regarding specific pages, directories and clicks and other in-depth data.

   Nielsen I/PRO I/Audit. Nielsen I/PRO I/Audit outsourced services include audits of circulation on total audience, specific advertisements or advertising campaigns, internal management systems and co-operative marketing arrangements. Nielsen I/PRO I/Audit verifies information directly at the specific Web site rather than relying on a sample from a panel or other indirect methods. Engage believes that I/PRO was the first company to offer Web site specific audits of Web site traffic and advertising campaigns. Engage believes that over 70% of the 50 most visited sites currently use Nielsen I/PRO I/Audit. Nielsen I/PRO I/Audit reports are guaranteed to be delivered within ten days of I/PRO's receipt of the necessary data.

   I/PRO Research Services. I/PRO offers custom consulting services to help clients meet their Web marketing goals. These services combine analysis of Web audience data with customized research. Consultants produce in-depth reports and detailed analyses that allow customers to measure audience behavior, monitor results against strategic objectives and more effectively manage their Web strategies.

   Engage DecisionSupportServer. Engage DecisionSupportServer is a data warehouse management and analysis solution that is implemented at the customer's site. DecisionSupportServer supports a complex, visitor-focused marketing analysis of Web site usage and profiles. Web marketers can monitor standard Web site usage and visitor reports or use Engage's Web marketing analysis application to answer critical and sophisticated business questions about visitors, their behavior and their profiles. For example, a marketer could configure DecisionSupportServer to determine the percentage of a Web site's repeat visitors who initially visited the Web site from the major portal sites and who have an interest in sports. DecisionSupportServer can be used in conjunction with a variety of decision support applications from data warehousing vendors. In addition, customers with unique requirements can retain professional services from Engage or one of its system integration partners to customize the data warehouse.

Consulting, Maintenance and Support Services

   Engage offers comprehensive services and product support to its customers. Engage's service and support organization, consisting of 45 service professionals as of July 31, 1999, assists customers in implementing, administering and maintaining Engage products and services.

   Professional Services. Engage's team of service professionals provides customers with consulting services, project implementation and integration services and training. Engage's service professionals assist customers with strategic site assessments and deployment planning in order to optimize each customer's use of Engage products. These professionals also help customers implement Engage products and integrate them into the customer's existing technology infrastructure.

   Maintenance and Support Services. Engage provides maintenance and support services to customers pursuant to annual maintenance agreements. These services include software version updates and maintenance, as well as telephone and on-site support. Engage provides regular functional releases to its customers, as well as maintenance releases as needed. Engage offers a variety of support services, including "help desk" telephone support on a 14 hour per day, five days per week basis and a dedicated technical support Web site on a 24 hour per day, seven days per week basis. Engage's maintenance and support activities are supplemented by training programs for customers, including introductory training for new users and custom designed seminars for experienced users of Engage products.

Customers

   Engage licenses its software products to Web publishers and merchants for use at their Web sites. Engage also offers customers outsourced services through its AdBureau advertising management service and its I/PRO NetLine traffic measurement service. Engage had approximately 335 customers as of July 31, 1999.

   Sales to Informix Corporation accounted for approximately 12% of Engage's total revenues in fiscal 1999. Notes to Consolidated Financial Statements (see
Item 8) includes information for the geographic breakdown of Engage's revenues.

Sales and Marketing

 United States

   The Company's sales and marketing strategy in the United States is to sell:

  . directly to prominent Web publishers, Web site networks, advertisers, agencies, and media buyers;

  . through original equipment manufacturer, reseller and co-marketing arrangements to reach other customers; and

  .  through Web design and systems integration firms.

   As of July 31, 1999, the Company's U.S. sales and marketing organization consisted of 94 employees. The field sales organization is supported by sales representatives and systems engineers located throughout the United States. Sales representatives handle incoming calls, help generate qualified leads and generally advance the sales process. Systems engineers provide comprehensive pre-sales technical services and support, including creating and delivering technical and architectural presentations, product demonstrations and product training, as well as post-sales telephone support, problem escalation management, patch distribution and publication of technical notes. Engage's U.S. sales and marketing employees are located in Andover, Massachusetts; Raleigh, North Carolina; Redwood City, California; and San Francisco, California.

   The sales teams are organized as dedicated groups along product lines. Within each group, sales people are focused on customers in specific industry groups, thereby enabling them to develop an in-depth understanding of the evolving needs of a particular industry. In addition, each sales force identifies cross-selling opportunities for other Engage products.

   An important element of the sales strategy is to form business relationships with third parties to assist in marketing and selling the Company's products. In July 1999, Engage launched a new channel strategy to focus specifically on partnering with various system integrators. System integrators plan to integrate Engage's local profile software, ProfileServer and DecisionSupportServer, with applications used by e-commerce merchants and corporations. Additionally, the Company seeks to enter into original equipment manufacturer relationships to permit the Company to embed its software products within products sold by other vendors, such as e-commerce and Web serving software and hardware systems. In addition, some of the Company's indirect sales channels will consist of either reseller arrangements, in which the Company's partner resells and possibly customizes the Company's products, or co-marketing arrangements, in which the Company will work together with a partner to promote and generate sales referrals for each others' respective products. The Company also expects to develop relationships with Internet systems integrators who often recommend advertising and marketing management and other Internet solutions to their clients as part of their design, procurement and deployment work.

   To support the Company's sales efforts and actively promote the Engage brand, the Company conducts comprehensive marketing programs, including public relations, print advertisements, online advertisements, seminars, trade shows and ongoing customer communications programs.

 International

   The Company maintains sales offices in London and Germany. The Company intends to expand its operations outside the United States primarily by opening local subsidiary offices and partnering with locally based third parties. The Company has formed a joint venture for the Japanese market with Sumitomo Corporation. As part of this joint venture, Sumitomo markets a Japanese language version of Engage software products and the Engage Knowledge data service throughout Japan.

Operating Infrastructure

   Engage's operating infrastructure has been designed to support the combined volumes of its largest Web site customers. Engage's data center operations are provided by NaviSite, an affiliate of CMGI, and are located in Andover, Massachusetts. Engage's infrastructure is designed for maximum reliability, including redundant network access, backup power pools and advanced network security. NaviSite provides comprehensive facilities management services, including monitoring and support 24 hours per day, seven days per week.

   Engage operations are run by a variety of Sun Enterprise servers of various sizes to support its Engage AudienceNet, AdBureau and Engage Knowledge operations. All of Engage's production data is archived nightly to offline, offsite storage.

Intellectual Property

   The Company has filed for patents covering its profiling algorithm and its dual-blind methodology for protecting end-user privacy. The profiling algorithm patent application covers the process and algorithm for creating user interest profiles from behavioral data. The dual-blind methodology patent application covers the process of identifying visitors uniquely at each Web site while maintaining a central database of cross-referenceable identifiers and allowing Web sites to access globally derived data only via their local identifier. There can be no assurance that any of the Company's patent applications will be granted. Even if they are granted, these patents may be successfully challenged by others or invalidated.

   The Engage Knowledge database contains detailed information about millions of Web users. The Company believes it has rights to this database's entire data content, all records and all derived information from the database as a whole, all updating routines and quality assurance processes and all underlying data warehousing technology. However, there can be no assurance that any patent, trade secret or other intellectual property protection will be available for such information.

   The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. The Company also limits access to and distribution of its proprietary information. However, the steps the Company takes to protect its intellectual property may not be adequate to deter misappropriation of the Company's proprietary information. In addition, the Company may be unable to detect unauthorized uses of and take appropriate steps to enforce its intellectual property rights.

   Although senior management believes that the Company's services and products do not infringe on the intellectual property rights of others, the Company is subject to the risk that such a claim may be asserted in the future.

Competition

   The market for Internet marketing solutions, including consumer profiling, online advertising services and systems, and Web site traffic analysis is new, rapidly evolving and intensely competitive. Engage expects competition to increase both from existing competitors and new market entrants for various components of its services. Engage competes primarily on the basis of its product features and performance, such as its scalable, application-independent technology and the anonymity and quality of its global database of profiles, level of service and, to a lesser extent, on price. While Engage offers products and services that may compete with the offerings of the companies mentioned below, Engage has developed its profiling technology with an open interface to create the opportunity to partner with those companies.

 Profiling Solutions

   Engage competes directly with providers of profiling technology, such as Personify, and indirectly with applications that include more limited profiling capability integrated into their solution, such as BroadVision and Vignette. NetGravity, through a partnership with Aptex and MatchLogic, and businesses that offer cash or other incentives to users to voluntarily provide profile data have indicated their intent to compete in the global profiling solutions market. Engage also competes with companies such as DoubleClick and MatchLogic that have the ability to aggregate large quantities of customer behavior data across the Web.

 Online Advertising Systems and Services

   The primary competitors to Engage's Accipiter AdManager software are providers of ad serving systems, such as NetGravity and Real Media. In the outsourced ad serving market, Engage's Accipiter AdBureau service competes with providers of ad serving services, such as those offered by DoubleClick.

 Web Site Traffic Measurement, Auditing and Analysis

   The primary competitors for I/PRO's NetLine Web measurement service and the Engage DecisionSupportServer product are companies offering outsourced solutions or software solutions, such as Accrue, Andromedia, net.Genesis and WebTrends. Nielsen I/PRO I/Audit service competes with auditing services from ABC Interactive, BPA and PricewaterhouseCoopers.

   Many of Engage's current competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than Engage. Engage's current and potential competitors also may have more extensive customer bases and larger proprietary databases. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to more effectively distribute their products or to enhance their product and service offerings.

   In addition to these current and potential commercial competitors, Engage also faces competition from the internal capabilities of some potential customers. Some of the largest Web publishers use internally developed interactive marketing solutions rather than the commercial solutions offered by Engage and its competitors. There can be no assurance that Engage will be able to compete successfully with these internally developed solutions.

   Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on Engage's business, financial condition and results of operations. There can be no assurance that Engage will be able to compete successfully against existing or potential competitors or that competitive pressures will not have a material adverse effect on Engage's business, financial condition and results of operations.

Employees

   As of October 15, 1999, Engage had approximately 331 employees. Of the total, 92 were in development, 78 in customer support and operations, 133 in selling and marketing, and 28 in finance and administration. Of these, 315 employees were located in the United States and 16 in Europe.

   Engage believes that its future success is dependent on attracting and retaining highly skilled engineering, sales and marketing, and senior management personnel. Competition for such personnel is intense, and there can be no assurance that Engage will continue to be able to attract and retain high-caliber employees. Engage believes that the use of offshore developers gives it access to scarce technical talent at a favorable cost.

   None of Engage's employees are subject to any collective bargaining agreements. Engage believes that its relationship with its employees is good.

Privacy

   The Web offers the potential for privacy by allowing parties to communicate one-to-one without knowing each other's identity. However, Web users are increasingly concerned about privacy and the ability of third parties to gather personal data about them from their activities on the Web. For this reason, the Engage Knowledge global database of profiles does not store personal information of individual users such as name, home or e-mail address, IP address or domain name.

   The Company maintains this level of privacy through a proprietary methodology known as "dual blind" identification. Engage assigns an anonymous numerical identifier to each Web visitor and matches this "blind" identifier only with information relating to online usage of a specific computer and does not store or otherwise use any personally identifying information. This identifier is currently stored as a browser cookie on the Web user's computer. Each Web visitor also is assigned a different identifier for each Engage-enabled Web site visited. This technique is known as "dual blind" identification because a Web site does not have access to the Engage Knowledge identifier and cannot correlate the information it may have with information from other Web sites. Conversely, the Company does not maintain any information identifying particular users that a Web site may have correlated with a visitor's local Web site identifier.

   The Company also protects Web user privacy by contractually prohibiting Web sites subscribing to Engage Knowledge from using global profiles other than for the purpose of tailoring the experience of the visitor. Customers may not store the information, correlate it to personal information or use it to try to infer the physical identity of the visitor. In addition, since October 1998, Engage contractually has required Web sites contributing to Engage Knowledge to post a privacy policy statement on their Web sites disclosing that the site provides non-personally identifiable information to Engage. The policy statement must include a link to the Engage Web site where a Web user may opt out of the Engage Knowledge database by clicking on a link that automatically replaces the Engage Knowledge identifier on the user's computer. In addition, the Engage Knowledge database excludes profile classifications for sensitive subject matter including sexual, medical illness and racial references. While not legally required at this time, the Company believes that these protections are appropriate.

   Senior members of the Company actively participate in the development of privacy standards for the Internet and are key contributors to industry groups that are developing industry standards for privacy. For example, a member of the Company is a co-author of several of the specifications of the World Wide Web Consortium's Platform for Privacy Preferences Project, supported by AOL/Netscape, AT&T, IBM, Microsoft and others, which seeks to develop an industry standard that will allow Web users to express their privacy preferences about the type and amount of information they are willing to share with Web applications. Senior Engage personnel have also authored a proposed protocol for the distribution of privacy labels for Web cookies as part of privacy standards developed by the Internet Engineering Task Force. A senior member of Engage management is a participant on the board of advisors of TRUSTe, of which the Company is a corporate sponsor. TRUSTe is a non-profit organization with the goal of promoting the adoption of fair information practices on the Web through a program which permits Web sites to display a seal representing compliance with TRUSTe privacy guidelines. Engage is also a member of the Online Privacy Alliance, which is an organization dedicated to improving the protection of individuals' privacy online through self-regulatory efforts. The Company actively monitors proposed privacy laws and regulations and seeks to comply with all applicable privacy requirements, both in the United States and throughout the world.

Government Regulation

   The Company is not currently subject to any direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce by use of the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect thereto, covering such issues as privacy or the use of cookies. The adoption of any such laws or regulations may decrease the growth of electronic commerce and/or the Internet, which could in turn decrease the demand for the Company's products and services or increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

Environmental Matters

   Based on the Company's experience to date, the cost of compliance with environmental matters has been immaterial and the Company believes that it is in material compliance with applicable environmental laws and regulations.

Item 2. Properties

   The Company's principal executive offices are located in Andover, Massachusetts consisting of approximately 33,000 square feet of office space leased to Engage by CMGI, Inc. The Company obtains space from CMGI under a facilities and services agreement which either party may terminate with twelve months notice.

   The Company also leases facilities in Raleigh, North Carolina, Redwood Shores and San Francisco, California, New York, New York and London, England for sales and marketing and research and development activities. Aggregate square footage under these leases approximates 47,000 square feet.

   In addition, the Company leases office space in several other locations in the United States and in Germany under short-term lease arrangements.

   The Company's facilities are fully utilized for current operations and the Company believes that suitable additional space is available to accommodate expansion needs.

Item 3. Legal Proceedings

   The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   On July 3, 1999, certain stockholders of the Company acted by written consent in lieu of a special meeting to (i) amend and restate the Company's Certificate of Incorporation, (ii) amend and restate the Company's bylaws,
(iii) increase the number of shares of Common Stock reserved for issuance under the Company's 1995 Equity Incentive Plan from 3,544,737 shares to 15,000,000 shares, (iv) adopt the Company's 1999 Stock Option Plan for Non-Employee Directors and (v) adopt the Company's 1999 Employee Stock Purchase Plan. 39,439,950 shares voted in favor of the above actions. There were no votes against the actions, and there were no abstentions.

Executive Officers of the Registrant

   Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal:

Name                         Age                    Office(s)
----                         --- -----------------------------------------------
Paul L. Schaut.............. 40  Chief Executive Officer, President and Director
David A. Fish............... 43  Chief Operating Officer
Daniel J. Jaye.............. 34  Chief Technology Officer
Stephen A. Royal............ 43  Chief Financial Officer and Treasurer

   Paul L. Schaut has served as Chief Executive Officer, President and a director of Engage since December 1997. Prior to joining Engage, Mr. Schaut was Vice President of Strategic Partnering for Open Market, Inc., a provider of electronic commerce software, from January 1997 until November 1997. Prior to joining Open Market, Mr. Schaut served as Vice President of Sales and Marketing for ONTOS, Inc., a software company, from March 1995 until December 1996 and as Managing Director of InterSystems Corporation, a software database company, from April 1988 until March 1995.

   David A. Fish has served as Chief Operating Officer of Engage since January 1999 and served as Vice President of Marketing from April 1998 until December 1998. Mr. Fish is the founder of Rocket Science Software, Inc. and served as its full time President from October 1997 until April 1998. Prior to that, Mr. Fish was Division Manager of Knowledge Services at Context Media, LLC, a knowledge management consulting and software company, from June 1996 until September 1997. From August 1993 until May 1996, Mr. Fish served as President and Chief Executive Officer of Narrowcast Technologies Inc., an electronic publishing and multimedia consulting company, which he founded. Prior to that, from October 1990 until July 1993, he was Engineering Director of the One Source Division at Lotus Development Corporation, a software company. Mr. Fish was Vice President of Marketing of Articulate Systems, Inc., a voice recognition start-up company, from March 1989 until September 1990. From June 1980 until February 1989, he occupied various positions at Epsilon Data Management, Inc., a provider of marketing database services.

   Daniel J. Jaye has served as Engage's Chief Technology Officer since September 1995. Prior to joining Engage, Mr. Jaye was Director of High Performance Computing for Fidelity Investments, a financial services firm, from February 1993 until September 1995. Prior to joining Fidelity Investments, Mr. Jaye was a technical manager for Epsilon Data Management, a provider of marketing database services, from 1991 until 1993 and a Senior Consultant for Andersen Consulting from 1987 until 1991.

   Stephen A. Royal has served as Chief Financial Officer and Treasurer of Engage since March 1998. Prior to joining Engage, Mr. Royal was Senior Vice President and Chief Financial Officer and later Chief Administrative Officer of Omega Performance Corporation, an interactive multimedia training software and consulting company, from January 1992 until March 1998.

                                    PART II.

Item 5. Market of Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock has been traded on the Nasdaq National Market under the symbol "ENGA" since its initial public offering in July 1999. As of October 15, 1999, the Company had approximately 135 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders', the Company is unable to estimate the total number of stockholders represented by these record holders. The initial public offering price was $15 per share. The following table sets forth the range of high and low closing sales prices for the Common Stock for the period July 20, 1999, the first day of trading of the Company's common stock, through July 31, 1999 and for the period August 1, 1999 through October 15, 1999:

                                                                   Low    High
                                                                  ------ ------
      July 20, 1999 through July 31, 1999........................ $26.00 $41.00
      August 1, 1999 through October 15, 1999.................... $25.19 $41.00

   The Company has never declared or paid cash dividends on its Common Stock. The Company currently does not anticipate paying any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

   Through its initial public offering in July 1999, the Company sold 6,900,000 common shares, inclusive of the underwriters' over allotment, through Goldman, Sachs & Co., Hambrecht & Quist and Bear Stearns & Co. Inc. at an initial public offering price of $15 per share. Net proceeds received by the Company in its initial public offering were approximately $94.8 million reflecting gross proceeds of $103.5 million net of underwriter commissions of approximately $7.2 million and other estimated offering costs of approximately $1.5 million. On July 19, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-78015) effective.

Use of Proceeds of Initial Public Offering

   From July 23, 1999 to July 31, 1999, the Company had not used any of the net proceeds of its initial public offering. As a result, as of July 31, 1999, the Company had not used any proceeds for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisitions of other businesses; repayment of indebtedness; working capital; temporary investments, or any other purpose.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes to those statements.

                               July 18, 1995
                                (inception)
                                to July 31,        Year Ended July 31,
                               ------------- ---------------------------------
                                   1996           1997       1998(1)   1999(2)
                               ------------- -------------- --------  --------
                                   (In thousands, except per share data)
Statement of Operations Data:
Revenue.......................    $   --        $     25    $  2,217  $ 16,023
Cost of revenue...............        --              31       2,238     9,451
                                  -------       --------    --------  --------
    Gross (loss) profit.......        --              (6)        (21)    6,572

Operating expenses:
  In-process research and
   development................        --             --        9,200     4,500
  Research and development....      1,796          7,261       5,859     8,699
  Selling and marketing.......        155          1,566       4,015    12,776
  General and administrative..        428          1,429       1,993     4,115
  Amortization of goodwill and
   other intangibles..........        --             --        1,391     5,829
  Stock-based compensation....        --             --          426     1,455
                                  -------       --------    --------  --------
    Total operating expenses..      2,379         10,256      22,884    37,374
                                  -------       --------    --------  --------
Loss from operations..........     (2,379)       (10,262)    (22,905)  (30,802)
Gain on sale of product
 rights.......................        --             --        9,240       --
Other expense.................        --             --         (172)   (1,201)
                                  -------       --------    --------  --------
Net loss......................    $(2,379)      $(10,262)   $(13,837) $(32,003)
                                  =======       ========    ========  ========

Unaudited pro forma basic and
 diluted net loss per share...                              $   (.83) $   (.89)
                                                            ========  ========
Weighted average shares of
 common stock used in
 computing pro forma basic and
 pro forma diluted net loss
 per share....................                                16,750    35,931
                                                            ========  ========
                                                  July 31,
                               -----------------------------------------------
                                   1996           1997        1998      1999
                               ------------- -------------- --------  --------
                                             (In thousands)
Balance Sheet Data:
Cash and equivalents..........    $   --        $    --     $     96  $112,034
Working (deficit) capital.....     (4,427)       (14,209)     (8,609)  103,553
Total assets..................      2,403          1,782      24,046   163,948
Debt to CMGI..................      3,507         14,018       7,753       131
Long-term obligations.........        --             --          --      1,875
Stockholders' (deficit)
 equity.......................     (2,299)       (12,539)     12,720   146,298

--------
(1) Includes the results of operations of Accipiter from April 1998, the date of acquisition.

(2) Includes the results of operations of Internet Profiles Corp from April 1999, the date of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Engage offers a range of software products and services that enable Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness.

   Engage commenced operations in September 1995 as a wholly owned subsidiary of CMGI. As of July 31, 1999, CMGI owned approximately 79% of the outstanding common stock of Engage.

   Engage derives its revenues from product revenue and service and support revenue. Product revenue consists of revenue from: (1) licenses of its software products, AdManager, ProfileServer and DecisionSupportServer, and (2) subscriptions to its service offerings, AdBureau advertising management services, I/PRO web site traffic measurement, auditing and analysis services and the Engage Knowledge data service.

   Product licenses are typically perpetual, although some have a one to three year term. The fees for licenses of AdManager vary based on the volume of advertisements served, and the fees for licenses of ProfileServer and DecisionSupportServer vary based on the volume of activity on the customer's site. Engage recognizes revenue from product licenses when a signed, non-cancelable license exists, delivery of the product has occurred and Engage's fees are fixed and determinable and collection is probable. Engage typically recognizes revenue from perpetual product licenses in the quarter in which the software is shipped and recognizes revenue from periodic licenses ratably over the period of the license.

   Subscriptions to Engage's services typically have a one year term, although some are on a quarterly or monthly basis. The subscription fees for the Engage Knowledge data service vary based on traffic to the customer's site, contributions of data by the customer and the application with which the service is used. Fees also vary based on the number of profiles used. The fees for AdBureau vary based on the number of advertisements served. Revenue is recognized ratably over the period of the subscription or, in the case of usage-based subscriptions, monthly based on actual usage. Subscription agreements typically include terms for automatic renewal unless the customer provides notice of termination.

   Engage's support and service revenue derives from its software maintenance and other professional services, including consulting, installation and training. Engage recognizes revenue from these services upon the delivery of these services or, in the case of maintenance agreements, over the term of the agreement. To date, substantially all of Engage's customers that have purchased perpetual product licenses have entered into maintenance contracts.

   Engage began commercial shipments of its first software products, ProfileServer and DecisionSupportServer, in the early part of fiscal 1998. Effective April 1998, Engage acquired Accipiter, Inc., and began to sell the Accipiter AdManager system and subscriptions to the Accipiter AdBureau service. In April 1999, Engage acquired Internet Profiles Corporation (I/PRO) and began to sell the I/PRO line of analysis and audit products and services. During July 1999, Engage commercially released its Engage Knowledge data service for sale to customers.

   Engage expects that a significant portion of its future revenue will be attributable to the Engage Knowledge data service and other products and services based on its profiling technology that enable its customers to create and use profiles that categorize information about a Web user's consumer and demographic characteristics and geographic location. Any failure of the Engage Knowledge data service, or Engage's global profiling technology, to achieve widespread customer acceptance would have a material adverse effect on Engage's business, financial condition and results of operation.

   Engage's revenue from sales to related parties consists of sales of products and services to customers that are affiliates of CMGI. In the fiscal year ended July 31, 1999, Engage sold products and services to 12 affiliates of CMGI. Engage believes that the terms and conditions of those sales are substantially similar to the terms and conditions of sales to unrelated third parties.

   In August 1997, Engage sold rights to certain of its data warehouse products to Red Brick Systems, Inc. for $9.5 million in cash and 238,160 shares of Red Brick common stock, recording a pretax gain of $9.2 million on the sale. In January 1999, the Red Brick shares were exchanged for 142,896 shares of Informix Corp. due to Informix's acquisition of Red Brick.

   In April 1998, CMGI acquired Accipiter, which sells Internet advertising management solutions, in exchange for 5,054,768 shares of CMGI common stock. In August 1998, Accipiter was merged with Engage in a stock-for-stock merger in which 700,000 shares of Engage's Series A convertible preferred stock were issued to CMGI. Engage has reflected the acquisition of Accipiter in its consolidated financial statements as if it occurred in April 1998. The total purchase price for Accipiter was valued at $31.3 million.

   Approximately $1.7 million of deferred compensation was recorded during fiscal 1998 relating to approximately 173,080 shares of CMGI common stock held in escrow to be issued to employee stockholders of Accipiter who satisfy a two-year employment continuation provision. Compensation expense is being recognized over the two-year service period beginning April 1, 1998. The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The portion of the purchase price allocated to goodwill and developed technology is being amortized on a straight-line basis over five years. Amounts allocated to the employee workforce and the Accipiter trade name are being amortized on a straight-line basis over two years.

   In August 1998, Engage acquired, for $1.4 million in cash, 49% of the shares of Engage Technologies Japan, a joint venture with Sumitomo Corporation in Japan. Engage's ownership interest was subsequently reduced to 46% after the issuance of additional equity in the joint venture to a new investor. The joint venture was established to sell Engage's products and services in Japan. This investment is being accounted for under the equity method of accounting. Engage's share of the joint venture's foreign currency translation adjustments is reflected in both the investment account and in shareholders' equity as a component of comprehensive income on the consolidated balance sheet. Under a separate license agreement, Engage licensed its Engage Knowledge technology to the joint venture in consideration for a non-refundable $3.0 million prepaid royalty and future royalties of 11.11% of future revenue. The initial lump sum royalty has been deferred and is being recognized as income over three years beginning in December 1998, the estimated period over which Engage expects to provide maintenance and support. In addition, Engage and the joint venture entered into a reseller agreement under which Engage granted the joint venture an exclusive right to resell its products to end users in Japan. Under the terms of the reseller agreement, the joint venture is entitled to purchase Engage's products for resale to end-users in Japan, excluding Japanese distribution rights granted to Red Brick.

   In April 1999, Engage acquired I/PRO, which provides Web site traffic measurement and audit services, for approximately $32.7 million, consisting of $1.6 million in net cash, $20.9 million in CMGI shares and $10.2 million in Engage shares and options. The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. Engage has recorded an expense of $4.5 million in the third quarter of fiscal 1999 representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. Goodwill and other intangibles, totaling $27.2 million, were recorded and are being amortized on a straight-line basis over two or five years, depending on the asset class. In addition, CMGI must pay up to $3.0 million to I/PRO stockholders if the following performance goals are met:

  . the gross revenue of I/PRO for the twelve months ended March 31, 2000 exceeds $10.8 million;

  . as of May 31, 1999 data contributed to the Engage knowledge database equals 65% or more of the volume of data contributed to I/PRO on the closing of the transaction and this data constitutes 75% or more of the data generated by visitors to the Web sites of I/PRO customers as of March 31, 2000; and

  .  various employees of I/PRO are employed by Engage on March 31, 2000.

   Engage must reimburse CMGI for any such payments, at CMGI's election, in cash or by issuance of shares of Engage common stock at its then fair market value. Any additional payment will be treated as additional purchase price and amortized over the balance of the two or five year period.

   Engage recorded deferred compensation of $1.7 million in 1998 related to the Accipiter acquisition and $4.2 million in 1999, representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of applicable options, typically four years. Of the total deferred compensation amount, $1.9 million had been amortized as of July 31, 1999. The amortization of deferred compensation is recorded as an operating expense. The Company currently expects to amortize the following remaining amounts of deferred compensation as of July 31, 1999 in the periods indicated:

                                             in thousands
                                             ------------
            2000............................    $1,223
            2001............................     1,043
            2002............................     1,043
            2003............................       715
                                                ------
                                                $4,024
                                                ======

   In September 1999, Engage signed an agreement pursuant to which it will acquire AdKnowledge, a provider of products and services which allow on line marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. See "Results of Operations--Pending Acquisitions."

   Engage's corporate headquarters are shared with CMGI and several other CMGI affiliates. CMGI allocates facility and services costs among these affiliates based upon headcount within each affiliate and within each department of each affiliate. Services provided by CMGI include support for human resources, systems, business development and marketing. Actual expenses could have varied had Engage been operating on a stand-alone basis. Costs allocated to Engage are considered to equal fair market value for the facilities used and services provided. Engage anticipates that the support provided by CMGI will decrease or be eliminated as Engage increases its internal resources through hiring employees for the related support functions.

   Engage has incurred significant net losses and negative cash flows from operations since its inception, and as of July 31, 1999, had an accumulated deficit of approximately $58.5 million. Engage had net losses of $13.8 million in fiscal 1998 and $32.0 million in fiscal 1999. Prior to the Company's completion of its initial public offering, these losses were funded primarily through the issuance of preferred stock to CMGI, which stock was converted into Engage common stock in connection with the Company's initial public offering. Engage intends to continue to invest heavily in sales, marketing and promotion, technology and infrastructure development. As a result, Engage believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which such losses will be incurred may increase from current levels.

Results of Operations

Comparison of Fiscal 1998 to Fiscal 1999

 Revenue

   Total revenue increased from $2.2 million in the year ended July 31, 1998 to $16.0 million in the year ended July 31, 1999, a result of the commencement of sales of Accipiter AdManager and AdBureau due to the acquisition of Accipiter as well as the introduction of ProfileServer and DecisionSupportServer. In addition, a portion of this increase is the result of the acquisition of I/PRO and the inclusion of I/PRO's revenue in product revenues for the last four months of fiscal 1999. Revenue from product licenses and services accounted for approximately 88% of total revenue during fiscal 1998 and 1999. Revenue from one customer accounted for approximately 12% of total revenue during fiscal 1999.

 Cost of Revenue

   Cost of product revenue includes royalties paid to various parties for the incorporation of their technology into Engage's products, costs associated with the I/PRO product offerings, as well as fees paid for outsourced data center operations and the amortization of developed technology acquired in the Accipiter and I/PRO acquisitions. Cost of support and services revenue is primarily comprised of payroll and benefits, and allocated overhead costs associated with Engage's customer support, installation and training staff.

   Cost of product revenue increased from $185,000 in the year ended July 31, 1998 to $3.5 million in the year ended July 31, 1999. The increase was due primarily to the I/PRO acquisition and the resultant four months of incremental operational costs associated with I/PRO's product offerings, as well as costs associated with the introduction of Engage's AdBureau services. In addition, a portion of the increase is the result of costs associated with the resale of a third-party vendor's products in conjunction with Engage's product offerings. The costs associated with such arrangements typically provide for lower margins than sales of Engage's own product offerings. Finally, a portion of the increase is the result of increased amortization costs resulting from the amortization of developed technology acquired in the Accipiter and I/PRO acquisitions.

   Cost of service and support revenue increased from $2.1 million in the year ended July 31, 1998 to $6.0 million in the year ended July 31, 1999. Costs in both periods exceeded the related revenue due to Engage's continued investment in service and support staff in advance of anticipated product sales. Engage's service and support staff increased from 23 at July 31, 1998 to 81 at July 31, 1999.

 Operating Expenses

   In-Process Research and Development. In-process research and development expense was $9.2 million during the year ended July 31, 1998 due to the completion of the Accipiter transaction, compared to $4.5 million during the year ended July 31, 1999 which resulted from the I/PRO acquisition.

   Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expenses. Research and development expenses increased from $5.9 million in the year ended July 31, 1998 to $8.7 million in the year ended July 31, 1999. The increases were the result of the growth of Engage's research and development activities and the inclusion of Accipiter's operations for the entire year ended July 31, 1999, and the inclusion of I/PRO's operations for four months in the year ended July 31, 1999. Engage's research and development staff increased from 41 at July 31, 1998 to 77 at July 31, 1999.

   Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees and advertising expenses. Selling and marketing expenses increased from $4.0 million in the year ended July 31, 1998 to $12.8 million in the year ended July 31, 1999. The increase in costs was primarily due to the continuing expansion of Engage's sales force and the inclusion of Accipiter's and I/PRO's operations. Engage's sales and marketing staff increased from 26 at July 31, 1998 to 105 at July 31, 1999. In addition, a portion of the increase was related to increases in product advertising costs resulting from the release of new products.

   General and Administrative. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facility and related costs and depreciation expense. General and administrative expenses increased from $2.0 million in the year ended July 31, 1998 to $4.1 million in the year ended July 31, 1999. The increase was primarily due to an increase in payroll and related costs associated with the support of growing operations as well as the inclusion of Accipiter's and I/PRO's operations. In addition, a portion of this increase was the result of increased professional fees incurred in connection with increased contract activity and the formation of Engage's Japanese joint venture.

   Amortization of Goodwill and other Intangibles. Amortization of intangible assets increased from $1.4 million in the year ended July 31, 1998 to $5.8 million during the year ended July 31, 1999. The increase was primarily due to the acquisition of Accipiter in April 1998, and the acquisition of I/PRO in April 1999.

 Stock Compensation

   Stock compensation costs increased from $426,000 in fiscal 1998 to $1.5 million during fiscal 1999. Beginning in April 1998, Engage commenced the recognition of compensation expense relating to approximately 173,080 shares of CMGI common stock held in escrow to be issued to employee stockholders of Accipiter who satisfy a two-year employment continuation provision. Additionally, stock compensation costs of $330,000 were recorded during fiscal 1999 as a result of stock options granted during 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant.

 Gain on Sale of Product Rights

   Gain on sale of product rights was approximately $9.2 million during fiscal 1998 as a result of Engage's sale of certain rights to its data warehouse products to Red Brick during the first quarter of fiscal 1998.

 Equity in Loss of Joint Venture

   Equity in loss of joint venture was a loss of approximately $723,000 during fiscal 1999. In August 1998, Engage acquired 49% of the shares of Engage Technologies Japan, a joint venture with Sumitomo Corporation in Japan. Engage's ownership interest was subsequently reduced to 46% after the issuance of additional equity in the joint venture to a new investor. The joint venture was established to sell Engage's products and services in Japan. This investment is being accounted for under the equity method of accounting, and as such, Engage's portion of the joint venture's losses during fiscal 1999 are included in Engage's results of operations. Engage anticipates that the joint venture will experience continued losses for the foreseeable future and as such, the value of its investment in the joint venture will likely decrease significantly in fiscal 2000.

 Interest Expense, Net

   Interest expense, net was approximately $172,000 for fiscal 1998, compared to $313,000 for fiscal 1999. No interest expense was recorded during the first six months of the year ended July 31, 1998. In the second half of fiscal 1998, Engage entered into an arrangement with CMGI which requires Engage to accrue interest on intercompany debt at a rate of 7% per annum. During fiscal 1999, interest expense was partially offset by interest income earned on the proceeds from the Company's initial public offering. Interest income is expected to increase substantially in fiscal 2000 due to Engage's investment of the proceeds from its initial public offering.

Comparison of Fiscal 1997 to Fiscal 1998

 Revenue

   Total revenue increased from $25,000 in fiscal 1997 to $2.2 million in fiscal 1998. The increase in fiscal 1998 resulted from the acquisition of Accipiter in April 1998, which added Accipiter's AdManager and AdBureau products and services to Engage's product portfolio, as well as the introduction of Engage's ProfileServer and DecisionSupportServer products. All revenue during fiscal 1997 was derived from one customer, while revenue from three customers accounted for 20%, 12% and 11% of revenue during fiscal 1998.

 Cost of Revenue

   Cost of product revenue was 10% of product revenue in fiscal 1998. Cost of services and support revenue exceeded services and support revenue in fiscal 1998 as Engage hired additional services and support staff throughout the year in anticipation of increased product sales. In addition, Engage's release of several new products during the year resulted in additional support costs to diagnose and correct customer-specific product issues that typically occur with the release of a new software product.

 Operating Expenses

   In-Process Research and Development. In-process research and development expense in fiscal 1998 was $9.2 million, resulting from the acquisition of Accipiter.

   Research and Development. Research and development expenses decreased from $7.3 million in fiscal 1997 to $5.9 million in fiscal 1998. The decrease in fiscal 1998 was primarily due to a decrease in staffing that occurred when Engage sold some rights to its data warehouse products to Red Brick at the beginning of fiscal 1998. In addition, a portion of the decrease was the result of reassigning employees from research and development to product support, consulting and training upon the release of several of Engage's products in fiscal 1998.

   Selling and Marketing. Selling and marketing expenses increased from $1.6 million in fiscal 1997 to $4.0 million in fiscal 1998. The increase was the result of significant growth in Engage's sales force during this period, as well as increased advertising expenditures.

   General and Administrative. General and administrative expenses increased from $1.4 million in fiscal 1997 to $2.0 million in fiscal 1998. The increase was the result of increased payroll and related costs, as well as increased facilities costs required to support growing operations.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles assets was $1.4 million in fiscal 1998, resulting from the acquisition of Accipiter in April 1998.

 Gain on Sale of Product Rights

   Gain on sale of product rights was approximately $9.2 million during fiscal 1998, as a result of Engage's sale of certain rights to its data warehouse products to Red Brick during the first quarter of fiscal 1998.

 Interest Expense, Net

   Interest expense, net was $172,000 in fiscal 1998. In the second half of fiscal 1998, Engage entered into an arrangement with CMGI which requires Engage to accrue interest on intercompany debt at a rate of 7% per annum. No interest expense was recorded in fiscal 1997.

Liquidity and Capital Resources

   Since its inception, Engage has financed its operations primarily through funds advanced from CMGI. In addition, the Company has funded its investing activities, specifically its acquisition of Accipiter and I/PRO, through the issuance of its convertible preferred stock. In July 1999, the Company completed its initial public offering for the sale of 6,900,000 shares of common stock, including the underwriter's over-allotment. The Company received proceeds from its initial public offering of approximately $94.8 million, net of underwriting discounts and expenses associated with the offering. Such proceeds will be used primarily to meet the Company's working capital and capital expenditure needs. In addition, a portion of these proceeds may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

   Net cash used in operating activities amounted to approximately $9.0 million, $10.5 million and $9.4 million for fiscal 1997, fiscal 1998 and fiscal 1999, respectively. The increase in cash used in operations has primarily been caused by increasing net operating losses, which are partially offset by non-cash depreciation and amortization charges included in the applicable net income or loss. In addition, net cash used in operating activities in fiscal 1998 included a non-cash gain on sale of product rights of $9.2 million, offset by the non-cash write-off of in-process research and development costs of $9.2 million. Of the $9.4 million of net cash used in operations during fiscal 1999, approximately $5.6 million was from the increase in accrued expenses during the period, along with $4.3 million from the increase in deferred revenue during the period. The increase in deferred revenue is the result of advance payments received from customers for the Company's products.

   Net cash used in investing activities amounted to approximately $490,000 and $1.4 million during fiscal 1997 and fiscal 1999, respectively, while investing activities provided $473,000 during fiscal 1998. Investing activities used $490,000, $216,000, $342,000 during fiscal 1997, fiscal 1998 and fiscal 1999 to acquire property and equipment required to support the growth of the business and hiring needs. Investing activities during fiscal 1998 included $689,000 of net cash acquired from the acquisition of Accipiter. Investing activities during fiscal 1999 used approximately $1.4 million in the Company's investment in a Japanese joint venture, which was partially offset by $347,000 of net cash acquired from the acquisition of I/PRO.

   Net cash provided by financing activities amounted to approximately $9.5 million, $10.1 million and $122.7 million for fiscal 1997, fiscal 1998 and fiscal 1999, respectively. Cash provided in fiscal 1999 included net proceeds from the Company's initial public offering of approximately $94.8 million, net of underwriting discounts and expenses associated with the offering, as well as net proceeds of $1.9 million from the issuance of Series B convertible preferred stock, and additional net proceeds of approximately $13.1 million from a private placement of the Company's common stock. Additional cash provided in each period was primarily related to funds advanced from CMGI to fund the Company's operations. Cash provided by financing activities during fiscal 1997 was partially offset by the repayment of debt of $1.0 million. Cash provided by financing activities during fiscal 1997 and fiscal 1999 includes $22,000 and $558,000, respectively, received from employee stock option exercises.

   Prior to the Company's initial public offering, under an informal arrangement with CMGI, the Company maintained a zero balance cash account. CMGI funded Engage's operations as needed, with a corresponding increase in the Company's obligations to CMGI. Customer and other receipts were remitted to CMGI and were applied to reduce the Company's obligations to CMGI. The outstanding balance of Engage's obligation to CMGI at the end of each fiscal quarter, commencing with the quarter ended January 31, 1998, have been evidenced by demand promissory notes bearing interest at an annual rate of 7% and convertible into shares of the Company's convertible preferred stock at the fair market value of such stock as of the end of the applicable quarter. At June 30, 1999, all outstanding obligations to CMGI were converted to common stock at the fair market value of the stock at that date. The Company expects that all future obligations under this arrangement will be repaid to CMGI on a monthly basis, with terms similar to those between unrelated parties.

   The Company has experienced a substantial increase in its expenditures since inception consistent with its growth in operations and staffing. The Company anticipates that expenditures will continue to increase for the foreseeable future as the Company accelerates the growth of its business. Additionally, the Company will continue to evaluate investment opportunities in businesses that management believes will complement its technologies and market strategies.

   The Company currently anticipates that its available cash resources, together with the net proceeds from the initial public offering, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. However, the Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. On a long-term basis, the Company may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and its stockholders may experience additional dilution. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

In-Process Research and Development

 Accipiter

   CMGI acquired Accipiter on April 8, 1998 for total purchase consideration of $31.3 million. In August 1998, Accipiter merged with the Company in a stock-for-stock merger in which consideration of 700,000 shares of the Company's Series A Convertible Preferred Stock were issued to CMGI. The portion of the purchase price allocated to in-process research and development was $9.2 million, or approximately 29% of the total purchase price. At the acquisition date, Accipiter's major in-process project was the development of AdManager version 4.0, which was intended to provide the ad serving functionality that customers were requiring as the use of the Internet rapidly increased and customer Web sites became more complex. In general, previous AdManager releases did not provide for the fault tolerance, redundancy and scalability that customers began to seek after AdManager versions 1.0 and 2.0 were released. Accordingly, customers' long-term product needs required Accipiter to substantially redesign the AdManager architecture to develop new technologies to provide:

  . improved fault tolerance, which is the ability to operate during a system failure, and scalability, which is the ability to expand capacity,

  . an object-oriented user interface, which is a screen display that enables users to easily operate a computer program,

  . application programming interfaces, which enable a program to exchange data with other programs and

  .  a new report engine, which is a component that generates reports.

   This redesigned AdManager architecture was later released as version 4.0.

   At the date of the acquisition, management estimated that completion of the AdManager version 4.0 technology would be accomplished by June 1998. The Company began beta testing AdManager version 4.0 at a customer site in June 1998 and commercially released the product in August 1998. The initial development effort had commenced in late 1997. At the acquisition date, the new AdManager technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the Accipiter purchase, the AdManager version 4.0 project was approximately 71% complete. The AdManager version 4.0 project was substantially completed within the time originally estimated.

   The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 24.5%, a slight premium over the estimated weighted-average cost of capital of 24%, and the discount rate used for developed technology was 21%.

   The resulting net cash flows to which the discount rate was applied are based on the Company's estimates of revenue, cost of revenue, research and development costs, selling and marketing costs, general and administrative costs, and income taxes from such acquired technology. These estimates are based on the assumptions set forth below.

   Accipiter recorded revenue in 1997 of less than $1 million. Because of the absence of meaningful historical revenue of Accipiter, management projected revenue for the initial year of the forecast period based on its assessment of future market potential and the ability of Accipiter to successfully launch its new product offering. These projections are based on Engage management's estimates of the significant growth in the number of companies engaged in e-commerce, the need for e-commerce companies to serve ads over the Internet, expected trends in technology and the nature and expected timing of new product introductions by Engage and its competitors. These estimates also include growth related to the use of Accipiter technologies in conjunction with Engage's products, the marketing and distribution of the resulting products through Engage's sales force and the benefits of the Company's incremental financial support and stability.

   The Company's estimated cost of sales as a percentage of revenue is expected to be slightly lower than Accipiter's on a stand-alone basis, which was 16% in 1997, as fixed costs included in cost of sales are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale through combined operations. Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease by 1% each year from Accipiter's historical percentage, to a low of 11% in the fifth forecast year.

   The Company's selling, general and administrative costs are expected to be higher than Accipiter's on an absolute basis, but lower as a percentage of revenue. Due to the small revenue base in 1997 and the impact of significant costs associated with building a corporate infrastructure and building a workforce for future operations, Accipiter's selling, general and administrative costs in 1997, as a percent of revenue, are not representative of the expected costs for the combined operations of Engage and Accipiter. Efficiencies due to economies of scale through combined operations, such as consolidated marketing and advertising programs, are expected to be realized immediately.

 I/PRO

   The Company acquired I/PRO on April 7, 1999 for total purchase consideration of $32.7 million. The portion of the purchase price allocated to in-process research and development was $4.5 million, or approximately 14% of the total purchase price. At the acquisition date, I/PRO's major in-process project was the development of a new data processing system, project name Normandy, which is intended to provide improved functionality. In general, the existing data processing system does not provide sufficient fault tolerance, scalability and data processing efficiency to meet future customer needs. Accordingly, customers' long-term product needs required I/PRO to substantially redesign the data processing system to develop new technologies in the areas of: (1) fault tolerance and scalability, (2) system management, (3) data capture and (4) path analysis functionality, which is the ability to track movement of Web visitors across Web pages.

   At the date of the acquisition, management estimated that completion of the Normandy technology would be accomplished by August 1999. The initial development effort had commenced in late 1998. At the acquisition date, the new Normandy technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the I/PRO purchase, the Normandy project was approximately 64% complete. The Normandy project was substantially completed within the time originally estimated.

   The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including core developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 25%, and the discount rate used for core developed technology was 22%.

   The resulting net cash flows to which the discount rate was applied are based on the Company's estimates of revenue, cost of revenue, research and development costs, selling and marketing costs, general and administrative costs, and income taxes from such acquired technology. These estimates are based on the assumptions set forth below.

   Management projected average annual revenue increases for the forecast period based on its assessment of future market potential and the ability of I/PRO to successfully implement the Normandy technology. Revenue was predicted to grow at rates comparable to the growth of Internet users and online activity and the impact such growth would have on Internet service companies. Revenue related to the Normandy project were separately identified.

   These projections are based on Engage management's estimates of the significant growth in the number of companies engaged in e-commerce, the need for e-commerce companies to utilize independent audit, verification and analysis services, expected trends in technology and the nature and expected timing of new product introductions by its competitors. These estimates also include growth related to the use of certain I/PRO technologies in conjunction with the Company's products and the benefits of the Company's incremental financial support and stability.

   I/PRO's estimated cost of sales as a percentage of revenue is expected to significantly decrease on a stand-alone basis, which was 85% in 1998, as certain fixed costs included in cost of sales are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale. The Normandy technology is expected to greatly increase the automation of data processing, allowing significant labor cost savings per revenue dollar. Increases in hardware utilization are also expected. Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease to a low of 20% in the fifth forecast year.

   I/PRO's operating expenses are expected to increase on an absolute basis, but to significantly decrease as a percentage of revenue over the term of the forecast, which was 192% in 1998. Certain fixed expenses are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale. Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease to a low of 49% in the fifth forecast year.

Pending Acquisition

   In September 1999, the Company signed an agreement pursuant to which it will acquire AdKnowledge, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. Under the terms of the merger and contribution agreement, CMGI will initially acquire control of AdKnowledge through the issuance of approximately $170 million of CMGI common stock in a merger of a subsidiary of CMGI into AdKnowledge. The value of the CMGI common stock being delivered is based on $84.80, the average of the last reported sales prices of the CMGI common stock over the 45 consecutive trading days ending on September 20, 1999, which value may be adjusted upward by up to 10% or downward by up to 10% based upon the average of the last reported sales prices of such stock over the 45 consecutive trading days ending two trading days prior to the effective time of this merger.

   Upon completion of this merger, CMGI will own approximately 88% of the common stock of AdKnowledge. This merger will be followed by a contribution of AdKnowledge shares held by CMGI and AdKnowledge shareholders to the Company in exchange for approximately $193 million of the Company's common stock. The value of the Company's common stock being delivered is $31.45, the average of the last reported sales prices of the Company's common stock over the 45 consecutive trading days ending on September 20, 1999 and may be adjusted upward or downward in the same manner as the CMGI stock described above. Any remaining holders of AdKnowledge common stock will receive the Company's common stock in a short-term merger with a subsidiary of the Company.

   The transactions are intended to be tax free under Section 368(a) and
Section 351 of the Internal Revenue Code of 1986, as amended. The transaction, which will be accounted for as a purchase, is subject to certain conditions, regulatory approval and the shareholder approval of the Company and AdKnowledge.

Recent Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of various internal costs related to the implementation of computer software obtained for internal use. The Company is required to adopt this standard in the first quarter of fiscal year 2000, and expects that the adoption of SOP 98-1 will not have a material impact on its financial position or its results of operations.

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-Up Activities". Under SOP 98-5, the cost of start-up activities should be expended as incurred. Start-up activities are broadly defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new roperation or organizing a new entity. SOP 98-5 will be effective for the Company's fiscal 2000 financial statements. The Company does not expect its adoption to have a material impact on its financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Engage is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on the its financial position or its results of operations.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities. The Company is in the process of evaluating and correcting the Year 2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems.

 State of Readiness

   The Company has made an assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support the Company's systems. The Company's Year 2000 compliance efforts consist of the following:

  . Identification of all software products, information technology systems and non-information technology systems that may be affected by Year 2000 issues. This phase has been significantly completed.

  . Assessment of repair or replacement requirements. This phase has been significantly completed.

  .  Repair or replacement. This phase has been significantly completed.

  . Testing of software products is approximately 85% complete, with the Company's I/PRO subsidiary in the final stages of testing their products.

  . Implementation of repaired software products is approximately 85% complete, with the Company's I/PRO subsidiary waiting to implement final product changes until testing has been completed.

  . Creation of contingency plans in the event of Year 2000 failures. This phase has been significantly completed. Contingency plans will be reviewed and updated periodically to allow for changes to business processes and procedures.

   For its currently marketed software products, the Company has substantially completed its Year 2000 compliance testing efforts and believes that its products are Year 2000 compliant in all material respects. The Company's I/PRO subsidiary is in the final stages of testing its products, and expects to complete testing and implementation in November. The Company also has conducted less extensive testing of older versions of its products. While the Company is not aware of any material respect in which its older products are not Year 2000 compliant, it has offered customers using older products the option to upgrade to current versions at no additional charge. The Company also has tested its internal and third party provided systems that are used to deliver customer services. The Company has received assurances from NaviSite, a major third-party vendor, that NaviSite will be responsible for ensuring that its system is Year 2000 ready.

   For all other systems, the Company's Year 2000 task force has inventoried and tested all software and related systems that it believes may be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that the Company uses, a significant part of this effort has been to ensure that these third-party systems are Year 2000 compliant. The internal evaluation has resulted in the identification of a small number of desktop computers whose operating systems were not Year 2000 compliant. These computers were replaced by the Company in the third quarter of fiscal 1999. The testing and implementation phases are expected to be completed by the end of November 1999.

 Costs

   Through July 1999, the Company has spent approximately $625,000 on Year 2000 compliance issues and expects to incur an additional $375,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues and replacing non-compliant computer hardware. Most of the Company's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, financial condition and results of operations.

 Risks

   The Company is not currently aware of any Year 2000 compliance problems relating to its products or systems that would have a material adverse effect on its business, financial condition and results of operations, without taking into account the Company's efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its products or systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenue, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

   The Company is heavily dependent on NaviSite to provide outsourced data services. A significant Year 2000 related disruption of the outsourced data services that NaviSite provides to the Company could cause customers to consider canceling services with the Company or cause an unmanageable burden on the Company's technical support, which in turn could materially and adversely affect the Company's business, financial condition and results of operations.

   In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing its Web sites which could have a material adverse effect on the Company's business, financial condition and results of operations.

 Contingency Plan

   As discussed above, the Company has developed Year 2000 contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third-party vendors and service providers were taken into account in writing contingency plans. Contingency plans will be reviewed and updated as needed to reflect any changes in staffing, business process, or vendor dependencies.

       FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

 The Company has incurred substantial losses and anticipates continued losses

   The Company has never been profitable. The Company has incurred net losses totaling $58.5 million from inception to July 31, 1999. The Company expects to increase its spending significantly and therefore expects to continue to incur significant losses for the foreseeable future.

   The Company will need to generate significant additional revenue to achieve profitability. The Company may not achieve profitability. If the Company's revenue grows more slowly than it anticipates or if the Company's operating expenses either increase more than expected or cannot be reduced in light of lower revenue, the Company's business, financial condition and results of operations will be materially and adversely affected.

 The Company has recently begun to introduce its Engage Knowledge data service, and it is uncertain whether it will achieve widespread customer acceptance

   In July 1999, the Company released its Engage Knowledge data service for sale to customers. The profiling capabilities used to create and maintain the Engage Knowledge data service serve as the platform for most of the Company's current and planned profile-based products and services, including Engage AudienceNet which was introduced in October 1999. The Company expects that a significant portion of its future revenue will depend on sales of the Engage Knowledge data service and other products and services incorporating the Company's profile technology. To date, however, an insubstantial portion of the Company's revenue is attributable to the Engage Knowledge data service or related products and services. There can be no assurance that the Company's Engage Knowledge data service, or the Company's profiling approach for the creation of anonymous profiles, will achieve widespread customer acceptance, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

 Profile-based targeting may not achieve its intended benefits and the Company's revenue therefore may not grow as expected

   The Company's products and services are designed to enable Web publishers, advertisers and merchants to target their intended audiences more effectively. Because the Company's profiling technology is new, the Company cannot be sure that the use of its anonymous profiles will result in more effective targeting of advertisements or other marketing and promotional activities. The Company's revenue would be adversely affected if advertisers and merchants do not perceive that the use of profiles will improve the effectiveness of their marketing campaigns or if its customers are otherwise unable to generate a sufficient return on investment from the use of the Company's profiles. If the use of the Company's profile-based products and services does not demonstrably improve the responsiveness of Web visitors, the Company's business, financial condition and results of operations will be materially adversely affected.

 The value of the Engage Knowledge service depends on continued contributions of data

   Decisions by the Company's major customers or strategic partners not to contribute their data to the Engage Knowledge database would hinder the quality and growth of the Engage Knowledge database and could severely impair the effectiveness and value of the Engage Knowledge data service and the Company's other planned profile-based products including Engage AudienceNet. The anonymous user profiles currently in the Engage Knowledge database have been created from data generated by customers that are testing the Engage Knowledge data service. Organizations subscribing to the Engage Knowledge data service currently can elect not to contribute user data to the the Company's profile database. These organizations may elect not to contribute data due to concerns relating to sharing proprietary information about their users and perceived privacy concerns. Although customers that do not contribute their data generally are required to pay significantly higher subscription fees for use of the Engage Knowledge data service, the impact of these higher fees may be insufficient to cause customers to contribute data to the Engage Knowledge database.

 The Company's business may be seriously harmed if the Company does not successfully develop profile-based products and services for specific markets

   The Company plans to develop Engage Knowledge data services that are tailored for the requirements of specific markets, such as the automotive market. The Company's success in introducing these services will depend on its ability to obtain access to the consumer information necessary to create a meaningful database of market-specific interests and preferences, as well as the ability to enter into marketing relationships with partners having expertise in these markets. There can be no assurance that the Company will be successful in obtaining this data or the necessary marketing relationships, and any failure to do so would impair the Company's ability to introduce its planned products and services for these markets.

 The Company's quarterly operating results are subject to significant fluctuations

   The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in the Company's control. Future revenue is difficult to forecast and for the foreseeable future will be influenced by the timing and amount of sales to new customers, as well as user traffic levels and advertising and electronic commerce activity on the Company's customers' Web sites.

   The market for profile-based marketing products and services is new. As a result, the Company must educate potential customers on the use and benefits of its products and services. In addition, the implementation of the Engage Knowledge data service requires a significant commitment of resources by the Company's customers. It can, in some cases, take the Company's sales organization several months to finalize a sale. This makes it difficult to predict the quarter in which a sale may occur.

   Many of the Company's expenses, particularly personnel costs and rent, are relatively fixed, and are incurred in part based on expectations of future revenue. The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

   Because of these factors, quarter-to-quarter comparisons of the Company's results of operations may not be an indication of the Company's future performance. It is possible that, in future periods, the Company's results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of the Company's common stock to decline.

 The Company has only been in business for a short period of time

   The Company began commercial shipments of its first software products in early 1998. the Company faces risks, expenses and uncertainties as an early stage company, particularly in the new and rapidly evolving Internet market. Because the Company only recently commenced commercial sales, its past results and rates of growth may not be meaningful and should not be relied upon as an indication of the Company's future performance.

 The Company will continue to be controlled by CMGI, Inc., whose interests may differ from other stockholders

   CMGI, Inc. currently beneficially owns approximately 79% of the outstanding shares of the Company's common stock. As a result of the Company's repaying CMGI for the value of CMGI common stock contributed in the AdKnowledge acquisition, CMGI's ownership percentage will increase upon the acquisition of AdKnowledge. Accordingly, CMGI will continue to have the power to elect the Company's entire board of directors and to approve or disapprove any corporate transaction or other matter submitted to the Company's stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of CMGI may differ from the interests of the other stockholders. Future decisions by CMGI as to the disposition of any or all of its ownership position in the Company could be influenced by the possible need of CMGI to maintain control of the Company in order for CMGI to avoid becoming a registered investment company. Registration as an investment company would subject CMGI to numerous regulatory requirements with which CMGI would have difficulty complying. As a result, CMGI may be motivated to maintain at least a majority ownership position of the Company, even if other stockholders of the Company might consider a sale of control of the Company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any financing of the Company sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying or preventing a change in control of the Company or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could adversely affect the market price of the Company's common stock.

 A material portion of the Company's growth to date has been attributable to sales to CMGI affiliates

   Twelve of the Company's customers are affiliates of CMGI. In fiscal 1999, sales of products and services to affiliates of CMGI accounted for approximately $1.9 million, or approximately 12%, of the Company's total revenue. To the extent that the Company's growth in revenue has been attributable to sales of products and services to these affiliates, there can be no assurance that the Company's historical rate of growth is an indication of the Company's future prospects.

 The terms of the Company's sales to CMGI affiliates could change

   While the Company believes that the transactions between it and other affiliates of CMGI have been on arms'-length terms, it is possible that the Company might have received more favorable terms than it would have if it were not an affiliate of CMGI. In addition, the terms of the Company's sales to affiliated customers could change if these customers cease to be affiliates of CMGI in the future. CMGI has been and continues to be instrumental in introducing the Company to customers and other business partners. If the relationship between the Company and CMGI ended or was fundamentally altered, the Company's business, financial condition and results of operations could be materially adversely affected.

 Growing concerns about the use of "cookies" and data collection may limit the Company's ability to develop user profiles

   Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. The Company's technology currently uses cookies to collect information about an Internet user's movement through the Internet. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time.

   Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. The effectiveness of the Company's technology could be limited by any reduction or limitation in the use of cookies.

   If the use or effectiveness of cookies is limited, the Company would likely have to switch to other technology that allows us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to the Company's business, financial condition or results of operations, and might not be commercially feasible.

   In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that subscribe to the Engage Knowledge data service. If enough Web users choose not to visit sites using or providing information to the Engage Knowledge data service, the Company's ability to sell subscriptions to the Engage Knowledge data service and attract participants to Engage AudienceNet would be adversely affected. This would, in turn, have a material adverse effect on the Company's business, financial condition or results of operations.

 Legislation or regulations may be adopted that could affect the Company's ability to generate or use information for profiles and may hinder the Company's ability to conduct business

   The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of personal data from Internet users and additional similar bills are being considered during the current congressional session. Although the Company believes that none of the current bills, as drafted, would have a material adverse effect on our business, it is possible that a bill may be modified and enacted into law that negatively affects the Company's ability to collect and use data about Web users. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of specific personal information regarding Internet users. In addition, Germany has imposed its own laws protecting data that can become personally identifiable through subsequent processing. Other countries may also enact limitations on the use of personal data.

   To date, these regulations have not materially restricted the use of the Company's products. However, legislation or regulations may in the future be adopted which may limit the Company's ability to target advertising or collect and use information in one or more countries. Further, a number of laws and regulations have been and may be adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate the Company's activities and our customers. Any of the foregoing developments could have a material adverse effect on the Company's business, financial condition and results of operations.

 The Company may have difficulty managing its expanding operations

   The Company has recently experienced a period of rapid growth. This growth has placed a significant strain on the Company's managerial, operational and financial resources. The Company's total revenue increased from $25,000 in the fiscal year ended July 31, 1997 to $2.2 million in the fiscal year ended July 31, 1998, to $16.0 million in the fiscal year ended July 31, 1999. The number of the Company's employees increased from 67 as of July 31, 1997 to 293 as of July 31, 1999. A number of the Company's senior managers have been with us for less than a year. In addition, the Company's pending acquisition of AdKnowledge, Inc. will place a significant additional strain on the Company's resources. To accommodate this growth, the Company must implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. The Company may not succeed in these efforts. Failure to expand and integrate these areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company continues to grow, the Company will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. These individuals are in high demand. The Company may not be able to attract the staff it needs.

 The acceptance and effectiveness of Internet advertising is not yet fully established

   The Company's future success is dependent in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. In addition, there are software programs that limit or prevent advertising from being delivered to a user's computer. Web users' widespread adoption of such software would significantly undermine the commercial viability of Internet advertising. If the market for Internet advertising fails to develop or develops more slowly than the Company expects, its business, financial condition and results of operations could be materially and adversely affected.

   There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising and standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. The Company's advertising customers may challenge or refuse to accept the Company's or third-party measurements of advertisement delivery requests from the Web sites of Web publishers using the Company's solutions.

 The acceptance and effectiveness of the Internet as a medium for consumer transactions is not yet fully established

   The Company's future success is dependent in part on an increase in the use of the Internet for business transactions with consumers. The electronic commerce market is new and rapidly evolving and the extent of consumer acceptance of the Internet is uncertain. If a sufficiently broad base of consumers do not accept the use of the Internet for transacting business, the Company's business, financial condition and results of operations could be materially and adversely affected.

 The Company has many competitors and may not be able to compete effectively

   The markets for Internet advertising, user targeting and Web site assessment tools are intensely competitive. The Company competes directly with providers of profiling technology, such as Personify, and indirectly with applications that include more limited profiling capability integrated into their solutions, such as BroadVision and Vignette. The primary competitors to the Company's advertising management software are systems provided by NetGravity and Real Media. In the outsourced ad serving market, the Company competes with providers of ad serving services, including AdForce (on September 20, 1999, CMGI announced that it had signed a definitive agreement to acquire AdForce) and DoubleClick. The Company's traffic measurement and analysis services and software compete with software offered by Accrue, Andromedia, net.Genesis and WebTrends, and the Company's audit services compete with ABC Interactive, BPA and PricewaterhouseCoopers. The Company also encounters competition from a number of other sources, including content aggregation companies, companies operating advertising sales networks, advertising agencies and other companies that facilitate Internet advertising and electronic commerce.

   Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. The Company's competitors may develop products or services that are equal or superior to the Company's solutions or that achieve greater market acceptance than the Company's solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. The Company may not be able to compete successfully or competitive pressures may materially and adversely affect the Company's business, financial condition and results of operations.

   Companies doing business on the Internet, including the Company, must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

 The Company's systems may fail or experience slowdowns and the Company could lose key data used in its user profiles

   Substantially all of the Company's communications hardware and other data center operations are located at NaviSite Inc.'s facilities in Andover, Massachusetts. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems, including loss of data used to create the Company's user profiles. The Company's business, financial condition and results of operations could be materially and adversely affected if its systems were affected by any of these occurrences or if any data used in its Engage Knowledge database were lost. The Company's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in the Company's systems or loss of data.

 The Company may need additional financing which could be difficult to obtain

   The Company intends to grow its business rapidly and expects to incur significant operating losses for the foreseeable future. Therefore, the Company may require significant external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

  .  market conditions;

  .  the Company's operating performance; and

  .  investor sentiment, particularly for Internet-related companies.

   These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company. If the Company is unable to raise capital to fund its growth, its business, financial condition and results of operations would be materially and adversely affected.

 Technological change may render the Company's products and services obsolete

   The Internet market is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete. The Company's success depends on its ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of its services and products in response to changing customer and industry demands. Furthermore, the Company may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of services. New services or enhancements to existing services may not adequately meet the requirements of the Company's current and prospective customers or achieve any degree of significant market acceptance.

 The Company faces risks associated with its international operations and plans for expansion

   The Company has operations in a number of international markets. The Company intends to continue to expand the Company's international operations and international sales and marketing efforts. To date, the Company has limited experience in developing localized versions of its solutions and in marketing, selling and distributing its solutions internationally. The Company has established direct sales offices in the United Kingdom and Germany and a joint venture with Sumitomo to conduct operations in Japan. The Company intends to enter other international markets primarily by partnering with locally based third parties, including entering into joint ventures and distribution arrangements. The Company's success in such markets is directly dependent on the success of its business partners and their dedication of sufficient resources to the relationship.

   International operations are subject to other inherent risks, including:

  .  compliance with the laws and regulations of different countries;

  . difficulties in enforcing contractual obligations and intellectual property rights in some countries;

  .  difficulties and costs of staffing and managing foreign operations; and

  .  fluctuations in currency exchange rates.

   These risks may materially and adversely affect the Company's business, results of operations and financial condition.

 The Company may not be successful in acquiring and integrating new technologies or businesses

   The Company has acquired two companies, has signed a definitive agreement to acquire a third, and intends in the future to continue to acquire or make investments in complementary businesses, products, services or technologies. The Company cannot assure you that it will be able to identify additional acquisition or investment candidates. Even if the Company does identify suitable candidates, the Company cannot assure you that it will be able to make such acquisitions or investments on commercially acceptable terms. The Company recently purchased I/PRO and may not be successful in managing its operations. In addition, the key personnel of I/PRO or other acquired companies may decide not to work for the Company. In addition, the Company may not be successful in integrating and managing AdKnowledge's operations. If the Company makes other types of acquisitions, the Company could have difficulty in assimilating the acquired products, services or technologies into its operations. These difficulties could disrupt the Company's ongoing business, distract the Company's management and employees, increase the Company's expenses and adversely affect the Company's results of operations. Furthermore, the Company may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to the Company's existing stockholders.

 The Company depends on the continued viability of the Internet infrastructure

   The Company's success depends upon the development and maintenance of a viable Internet infrastructure. The current Internet infrastructure may be unable to support an increased number of users. The timely development of products such as high-speed modems and communications equipment will be necessary to continue reliable Web access. Furthermore, the Web has experienced outages and delays as a result of damage to portions of its infrastructure. Such outages and delays, including those resulting from Year 2000 problems, could adversely affect Web sites and the level of traffic on the Company's customers' sites. The effectiveness of the Web may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. If such new infrastructure, standards or protocols are developed, the Company may be required to incur substantial expenditures to adapt its products to the new technologies.

 The Company's business may suffer if the Company cannot protect its intellectual property

   The Company's success and ability to compete are substantially dependent on its internally developed technologies and trademarks, which the Company seeks to protect through a combination of patent, copyright, trade secret and trademark law. In February 1998, the Company filed two patent applications in the United States. The Company cannot assure that any of its patent applications or trademark registrations will be approved, or even if approved, would not be successfully challenged by others or invalidated. In addition, the Company cannot assure that it will be able to prevent misappropriation of its solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

   The Company's profiling technology collects and utilizes data derived from user activity on its customers' Web sites. This data is used for advertising and content targeting. Although the Company believes that it has the right to use such data and the compilation of such data in its database, the Company cannot assure that any trade secret, copyright or other protection will be available for such information. In addition, others may claim rights to such information.

 The Company's business will suffer if it is unable to retain key personnel

   The Company depends on the services of its senior management and key technical personnel. In particular, the Company's success depends on the continued efforts of the Company's Chief Executive Officer, Paul L. Schaut; the Company's Chief Operating Officer, David A. Fish; and the Company's Chief Technology Officer, Daniel J. Jaye, with whom the Company does not have employment agreements. The loss of the services of any key employee could have a material adverse effect on the Company's business, financial condition and results of operations.

 Year 2000 problems may disrupt the Company's business

   Many currently installed computer systems and software products only accept two digits to identify the year in any date. Therefore, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to the Company's operations.

   The failure of any of the Company's systems or systems maintained by third parties to be Year 2000 compliant could:

  .  cause the Company to incur significant expenses to remedy any problems;

  .  affect the availability and performance of the Company's network; or

  .  otherwise seriously damage the Company's business.

   A significant Year 2000-related disruption to the Company's network could cause the Company's users, advertisers or electronic commerce partners to be dissatisfied with its network or could impose an unmanageable burden on its technical support staff. The Company's failure to correct a material Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

 The Company will continue to rely on CMGI for various administrative services, and conflicts of interest could arise in the provision of such services

   CMGI and the Company have entered into a facilities and administrative support agreement under which CMGI will continue to make available space at its headquarters in Massachusetts and will provide various services to the Company, including tax and administration, computer and information systems, telecommunications, utilities and employee benefits administration. Under this agreement, CMGI has agreed to make available to the Company at least 28,000 square feet of space at its headquarters facilities in Andover, Massachusetts, subject to termination upon at least 12 months' notice by CMGI. The fees payable by the Company for the availability of space and other services are generally determined through an allocation of CMGI's costs based upon the proportion of the Company's employee headcount to the total headcount of CMGI and other CMGI-affliated companies located in the same facility or using the same services. The Company has not independently determined the market value for these services and may be paying more than fair market value for them if this allocation method does not fairly reflect the Company's use of these services or if CMGI were obtaining them at rates greater than their fair market value. This agreement may be amended by agreement of CMGI and the Company. It is possible that personnel of CMGI providing these services may encounter conflicts of interests such as demands on their time by CMGI that might detract from their level of availability or service to the Company. In addition, the Company's reliance on these services could result in higher costs than would be incurred if the Company's were to obtain such services from an unrelated third party.

 The Company's stock price is likely to be highly volatile

   The price at which the Company's common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, including:

  . actual or anticipated fluctuations in the Company's results of operations;

  . changes in or the Company's failure to meet securities analysts' expectations;

  .  technological innovations;

  .  increased competition;

  .  conditions and trends in the Internet and other technology industries;
     and

  .  general market conditions.

   In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of the Company's common stock, regardless of its operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

   The Company has historically had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As the Company expands globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, the Company may consider utilizing derivative instruments to mitigate such risks.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  42
Consolidated Balance Sheets as of July 31, 1998 and 1999..................  43
Consolidated Statements of Operations for the three years ended July 31,
 1999.....................................................................  44
Consolidated Statements of Changes in Stockholders' Equity for the three years
 ended July 31, 1999......................................................  45
Consolidated Statements of Cash Flows for the three years ended July 31,
 1999.....................................................................  46
Notes to Consolidated Financial Statements................................  47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Engage Technologies, Inc.:

   We have audited the accompanying consolidated balance sheets of Engage Technologies, Inc. and subsidiaries as of July 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engage Technologies, Inc. and subsidiaries as of July 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

September 10, 1999, except for note 17,
which is as of September 23, 1999
Boston, Massachusetts

                           ENGAGE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                          As of July 31, 1998 and 1999
                        (In thousands, except par value)

                                                                  July 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
Assets
Current assets:
 Cash and cash equivalents..................................  $    96  $112,034
 Available-for-sale securities..............................      567     1,067
 Accounts receivable, less allowance for doubtful accounts
  of $360 and $986 at July 31, 1998 and
  1999, respectively........................................    1,824     5,632
 Prepaid expenses...........................................      230       595
                                                              -------  --------
Total current assets........................................    2,717   119,328
                                                              -------  --------
Property and equipment, net.................................      789     1,801
Investment in joint venture.................................      --      1,047
Intangible assets, net of accumulated amortization of $1,498 and $7,903 at July 31, 1998 and
 1999, respectively.........................................   20,540    41,401
Other assets................................................      --        371
                                                              -------  --------
 Total assets...............................................  $24,046  $163,948
                                                              =======  ========
Liabilities and Stockholders' Equity
Current liabilities:
 Debt to CMGI...............................................  $ 7,753  $    131
 Obligation under capital lease.............................      --        302
 Accounts payable...........................................      499     2,987
 Accrued expenses...........................................    1,614     8,062
 Deferred revenue...........................................    1,460     4,293
                                                              -------  --------
 Total current liabilities..................................   11,326    15,775
                                                              -------  --------
Deferred revenue............................................      --      1,508
Obligation under capital lease, net of current portion......      --        367

Commitments and contingencies

Stockholders' equity:
 Series A Preferred Stock, $.01 par value, 1,500 shares
  authorized, 1,500, and 0 shares issued and outstanding at
  July 31, 1998 and 1999, and 0 shares issued and
  outstanding at July 31, 1998 and 1999, respectively
  (liquidating preference of $16,340 at July 31, 1998)......       15       --
 Series B Preferred Stock, $.01 par value, 239 shares
  authorized, 0 shares issued and outstanding at July 31,
  1998 and 1999 ............................................      --        --
 Series C Preferred Stock, $.01 par value, 2,000 shares
  authorized, 0 shares issued and outstanding at July 31,
  1998 and 1999.............................................      --        --
 Common Stock, $.01 par value, 150,000 shares authorized,
  190 and 48,674 shares issued and outstanding at
  July 31, 1998 and 1999, respectively......................        2       487
 Additional paid-in capital.................................   41,679   208,669
 Deferred compensation......................................   (1,305)   (4,024)
 Accumulated other comprehensive loss.......................   (1,193)     (353)
 Accumulated deficit........................................  (26,478)  (58,481)
                                                              -------  --------
 Total stockholders' equity.................................   12,720   146,298
                                                              -------  --------
 Total liabilities and stockholders' equity.................  $24,046  $163,948
                                                              =======  ========

          See accompanying notes to consolidated financial statements.

                           ENGAGE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended July 31, 1997, 1998 and 1999

                     (In thousands, except per share data)

                                                      Year ended July 31,
                                                  -----------------------------
                                                    1997      1998      1999
                                                  --------  --------  ---------
Revenue:
  Product revenue...............................  $     25  $  1,742  $  12,366
  Product revenue, related parties..............       --        203      1,801
  Services and support revenue..................       --        240      1,719
  Services and support revenue, related
   parties......................................       --         32        137
                                                  --------  --------  ---------
    Total revenue...............................        25     2,217     16,023
                                                  --------  --------  ---------
Cost of revenue:
  Cost of product revenue.......................        31       185      3,494
  Cost of services and support revenue..........       --      2,053      5,957
                                                  --------  --------  ---------
    Total cost of revenue.......................        31     2,238      9,451
                                                  --------  --------  ---------
    Gross (loss) profit.........................        (6)      (21)     6,572
                                                  --------  --------  ---------
Operating expenses:
  In-process research and development...........       --      9,200      4,500
  Research and development......................     7,261     5,859      8,699
  Selling and marketing.........................     1,566     4,015     12,776
  General and administrative....................     1,429     1,993      4,115
  Amortization of goodwill and other
   intangibles..................................       --      1,391      5,829
  Stock compensation............................       --        426      1,455
                                                  --------  --------  ---------
    Total operating expenses....................    10,256    22,884     37,374
                                                  --------  --------  ---------
Loss from operations............................   (10,262)  (22,905)   (30,802)
Other income (expense):
  Gain on sale of product rights................       --      9,240        --
  Equity in loss of joint venture...............       --        --        (723)
  Loss on disposal of property and equipment ...       --        --        (165)
  Interest expense, net.........................       --       (172)      (313)
                                                  --------  --------  ---------
Net loss........................................  $(10,262) $(13,837) $ (32,003)
                                                  ========  ========  =========
Pro forma basic and diluted net loss per share..            $   (.83) $    (.89)
                                                            ========  =========
Pro forma weighted average number of basic
 and diluted shares outstanding.................              16,750     35,931
                                                            ========  =========

          See accompanying notes to consolidated financial statements.

                           ENGAGE TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the years ended July 31, 1997, 1998 and 1999
                                (In thousands)

                     Series A        Series B       Series C
                     Preferred       Preferred      Preferred                                             Accumulated
                       Stock           Stock          Stock       Common Stock   Additional                  Other
                   --------------  -------------  -------------  ---------------  Paid-in     Deferred   Comprehensive Accumulated
                   Shares  Amount  Shares Amount  Shares Amount  Shares   Amount  Capital   Compensation Income (Loss)   Deficit
                   ------  ------  ------ ------  ------ ------  -------  ------ ---------- ------------ ------------- -----------
Balance at July
31, 1996.........     --   $ --      --   $ --      --   $ --     16,000   $160   $    (80)   $   --        $  --       $ (2,379)
 Exercise of
 stock options...     --     --      --     --      --     --        188      2         20        --           --            --
 Net loss........     --     --      --     --      --     --        --     --         --         --           --        (10,262)
                   ------  -----    ----  -----    ----  -----   -------   ----   --------    -------       ------      --------
Balance at July
31, 1997.........     --     --      --     --      --     --     16,188    162        (60)       --           --        (12,641)
 Reorganization..     800      8     --     --      --     --    (16,000)  (160)     8,072        --           --            --
 Acquisition of
 Accipiter.......     700      7     --     --      --     --        --     --      33,667     (1,731)         --            --
 Amortization of
 deferred
 compensation....     --     --      --     --      --     --        --     --         --         426          --            --
 Exercise of
 stock options...     --     --      --     --      --     --          2    --         --         --           --            --
 Unrealized loss
 on available-
 for-sale
 securities......     --     --      --     --      --     --        --     --         --         --        (1,193)          --
 Net loss........     --     --      --     --      --     --        --     --         --         --           --        (13,837)
                   ------  -----    ----  -----    ----  -----   -------   ----   --------    -------       ------      --------
Balance at July
31, 1998.........   1,500     15     --     --      --     --        190      2     41,679     (1,305)      (1,193)      (26,478)
 Issuance of
 preferred stock,
 net of issuance
 costs of $66....     --     --      239      2     --     --        --     --       1,932        --           --            --
 Acquisition of
 I/PRO...........     --     --      --     --      --     --      1,010     10     10,171        --           --            --
 Deferred
 compensation on
 stock option
 issuances.......     --     --      --     --      --     --        --     --       4,174     (4,174)         --            --
 Conversion of
 debt to CMGI....     --     --      --     --      414      4       355      4     42,768        --           --            --
 Issuance of
 common stock,
 net of issuance
 costs of $50....     --     --      --     --      --     --        938      9     13,073        --           --            --
 Initial public
 offering, net of
 issuance costs
 of $1,500, and
 conversion of
 preferred
 stock...........  (1,500)   (15)   (239)    (2)   (414)    (4)   45,648    457     94,319        --           --            --
 Foreign currency
 translation
 adjustment......     --     --      --     --      --     --        --     --         --         --           340           --
 Amortization of
 deferred
 compensation....     --     --      --     --      --     --        --     --         --       1,455          --            --
 Exercise of
 stock options...     --     --      --     --      --     --        533      5        553        --           --            --
 Unrealized gain
 on available-
 for-sale
 securities......     --     --      --     --      --     --        --     --         --         --           500           --
 Net loss........     --     --      --     --      --     --        --     --         --         --           --        (32,003)
                   ------  -----    ----  -----    ----  -----   -------   ----   --------    -------       ------      --------
Balance at July
31, 1999 ........     --   $ --      --   $ --      --   $ --     48,674   $487   $208,669    $(4,024)      $ (353)     $(58,481)
                   ======  =====    ====  =====    ====  =====   =======   ====   ========    =======       ======      ========
                    Total
                   ---------
Balance at July
31, 1996.........  $ (2,299)
 Exercise of
 stock options...        22
 Net loss........   (10,262)
                   ---------
Balance at July
31, 1997.........   (12,539)
 Reorganization..     7,920
 Acquisition of
 Accipiter.......    31,943
 Amortization of
 deferred
 compensation....       426
 Exercise of
 stock options...       --
 Unrealized loss
 on available-
 for-sale
 securities......    (1,193)
 Net loss........   (13,837)
                   ---------
Balance at July
31, 1998.........    12,720
 Issuance of
 preferred stock,
 net of issuance
 costs of $66....     1,934
 Acquisition of
 I/PRO...........    10,181
 Deferred
 compensation on
 stock option
 issuances.......       --
 Conversion of
 debt to CMGI....    42,776
 Issuance of
 common stock,
 net of issuance
 costs of $50....    13,082
 Initial public
 offering, net of
 issuance costs
 of $1,500, and
 conversion of
 preferred
 stock...........    94,755
 Foreign currency
 translation
 adjustment......       340
 Amortization of
 deferred
 compensation....     1,455
 Exercise of
 stock options...       558
 Unrealized gain
 on available-
 for-sale
 securities......       500
 Net loss........   (32,003)
                   ---------
Balance at July
31, 1999 ........  $146,298
                   =========

         See accompanying notes to consolidated financial statements.

                           ENGAGE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended July 31, 1997, 1998 and 1999

                                 (In thousands)

                                                      Years ended July 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Cash flows from operating activities:
  Net loss.......................................  $(10,262) $(13,837) $(32,003)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization................       947     1,863     7,184
    Equity in loss of joint venture..............       --        --        723
    Provision for bad debts......................       --        240       343
    Stock compensation...........................       --        426     1,455
    Gain on sale of product rights...............       --     (9,240)      --
    Loss on disposal of property and equipment...       --        --        165
    In-process research and development..........       --      9,200     4,500
    Changes in operating assets and liabilities,
     net of impact of acquisitions:
      Accounts receivable........................       (30)   (1,438)   (3,182)
      Prepaid expenses and other assets..........       194      (147)     (188)
      Accounts payable...........................       --        475     1,753
      Accrued expenses...........................       137       835     5,557
      Deferred revenue...........................        15     1,117     4,324
                                                   --------  --------  --------
        Net cash used for operating activities...    (8,999)  (10,506)   (9,369)
                                                   --------  --------  --------
Cash flows from investing activities:
  Investment in joint venture....................       --        --     (1,424)
  Net cash acquired on acquisition of
   subsidiaries..................................       --        689       347
  Purchases of property and equipment............      (490)     (216)     (342)
  Proceeds from sale of property and equipment...       --        --          8
                                                   --------  --------  --------
        Net cash (used for) provided by investing
         activities..............................      (490)      473    (1,411)
                                                   --------  --------  --------
Cash flows from financing activities:
  Net change in debt to CMGI.....................    10,511    10,129    12,579
  Issuance of common stock, net of issuance
   costs.........................................       --        --    107,837
  Proceeds from stock option exercises...........        22       --        558
  Issuance of preferred stock, net of issuance
   costs.........................................       --        --      1,934
  Repayment of capital lease obligations.........       --        --       (184)
  Principal payments on notes....................    (1,044)      --        --
                                                   --------  --------  --------
        Net cash provided by financing
         activities..............................     9,489    10,129   122,724
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................       --        --         (6)
                                                   --------  --------  --------
Net increase in cash and cash equivalents........       --         96   111,938

Cash and cash equivalents, beginning of period ..       --        --         96
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $    --   $     96  $112,034
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements

                           ENGAGE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

   Engage provides products and services that enable customers to create and use profiles of individual Web visitors to target advertisements, content and e-commerce offerings.

(2) Summary of Significant Accounting Policies

 Basis of Presentation

   The Company is a majority owned subsidiary of CMGI, Inc. ("CMGI"). The accompanying consolidated financial statements, which have been prepared as if the Company had operated as a separate stand-alone entity for all periods presented, include only revenue and expenses attributable to the Company since it commenced operations in September 1995.

   The consolidated financial statements include certain allocations based on headcount from CMGI for certain general and administrative expenses such as rent, legal services, insurance and employee benefits. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had the Company operated independently of CMGI.

 Principles of Consolidation

   The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, Internet Profiles Corporations ("I/PRO") and Engage Technologies Limited, after elimination of all significant intercompany balances and transactions.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Revenue Recognition

   Prior to August 1, 1998, revenue from sales of product licenses to customers were generally recognized when the product was shipped, provided no significant obligations remain and collectibility is probable, in accordance with Statement of Position ("SOP") 91-1, Software Revenue Recognition. Effective August 1, 1998, the Company adopted the provisions of SOP 97-2, Software Revenue Recognition. For transactions after August 1, 1998, revenues from software product licenses, Knowledge database services and web-site traffic audit reports are generally recognized when (i) a signed noncancelable software license exists, (ii) delivery has occurred, (iii) the Company's fee is fixed or determinable, and (iv) collectibility is probable. Revenue from license agreements that have significant customizations and modifications of the software product is deferred and recognized using the percentage of completion method. There was no material change to the Company's accounting for revenue as a result of the adoption of SOP 97-2.

   Revenue from periodic subscriptions is recognized ratably over the subscription term, typically twelve months. Revenue from usage based subscriptions is recognized monthly based on actual usage.

                           ENGAGE TECHNOLOGIES, INC.

   Service and support revenue includes software maintenance and other professional services revenues, primarily from consulting, implementation and training. Revenue from software maintenance is deferred and recognized ratably over the term of each maintenance agreement, typically twelve months. Revenue from professional services is recognized as the services are performed, collectibility is probable and such revenues are contractually non-refundable.

   Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Investments with maturities of greater than three months and less than twelve months are considered short-term investments. At July 31, 1999, cash equivalents consists of an investment in a money market fund.

   Prior to the Company's initial public offering, under an arrangement with CMGI, the Company maintained a zero balance cash account. Cash required by the Company for the funding of its operations is provided as needed with a corresponding increase in the "Debt to CMGI" account. Customer receipts and other cash receipts of the Company are remitted to CMGI upon receipt by the Company and serve to reduce the "Debt to CMGI" account. Cash on hand at July 31, 1998 is held by the Company's subsidiaries.

   During fiscal 1998, non-cash investing activities included the sale of data warehouse product rights in exchange for available-for-sale securities and the reduction of approximately $8,400,000 of debt due to CMGI. In addition, non-cash investing activities also include the Company's acquisition of Accipiter (see note 7) in exchange for 700,000 shares of the Company's Series A Convertible Preferred Stock.

   During fiscal 1998, non-cash financing activities included the issuance of 800,000 shares of the Company's Series A Convertible Preferred Stock in exchange for 16,000,000 shares of the Company's common stock and an $8,000,000 reduction in the debt to CMGI (see note 11).

   During fiscal 1999, non-cash investing activities include the acquisition of I/PRO (see note 7) in exchange for 1,010,184 shares of the Company's common stock, and additional debt to CMGI totaling $22,086,000.

   During fiscal 1999, non-cash financing activities included the issuance of 413,564 shares of the Company's Series C Preferred Stock as repayment of approximately $37,447,000 of debt to CMGI. In addition, non-cash financing activities included the issuance of 355,262 shares of the Company's Common Stock as repayment of approximately $5,329,000 of debt to CMGI.

 Marketable Securities

   The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

                           ENGAGE TECHNOLOGIES, INC.

 Investment in Joint Venture

   The Company's investment in the common stock of a Japanese joint venture is accounted for by the equity method.

 Intangibles

   Intangibles relate to the Company's purchase of Accipiter, Inc. in April 1998 and I/PRO in April 1999 (see note 7). Such costs are being amortized on a straight-line basis over either two or five years, depending on the periods expected to be benefited.

 Accounting for Impairment of Long-Lived Assets

   The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of companies acquired. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the estimated future undiscounted cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over fair value.

 Research and Development Costs and Software Costs

   Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products and the development of software, are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for general release to customers. To date, the establishment of technological feasibility and general release have substantially coincided. As a result, there have been no capitalized software development costs to date. Additionally, at the date of acquisition or investment, the components of the purchase price of each acquisition or investment are evaluated to identify amounts allocated to in-process research and development. Upon completion of acquisition accounting and valuation, such amounts are charged to expense if technological feasibility had not been reached at the acquisition date.

 Foreign Currency Translation

   The functional currency for the Company's foreign subsidiary and its investment in joint venture is its local currency. The financial statements of this subsidiary and the joint venture are translated into United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. Net gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies are included in the consolidated statements of operations and were immaterial for all periods presented.

 Income Taxes

   The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                           ENGAGE TECHNOLOGIES, INC.

statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was greater than 80% owned by CMGI up through the date of the initial public offering, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by the Company up through the initial public offering. Therefore, such net operating losses incurred by the Company prior to the initial public offering will have no future benefit to the Company. Subsequent to the initial public offering, CMGI owned approximately 79% of the Company and thus the Company will have available to it the full benefit of all Federal and state net operating losses incurred subsequent to the date of the initial public offering. In the event that CMGI's ownership interest later increases to 80% or more, CMGI will again realize the full benefit of all of the Company's Federal and state net operating losses beginning the day that CMGI's ownership interest increases above the 80% threshold. The tax sharing agreement between the Company and CMGI requires the Company to reimburse CMGI to the extent it contributes to the consolidated tax liability of the CMGI group; however, under the policy, CMGI is not obligated to reimburse the Company for any losses utilized in the consolidated CMGI group.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was approximately $40,000, $175,000 and $1,204,000 for the fiscal years ended July 31, 1997, 1998 and 1999, respectively.

 Stock-Based Compensation Plans

   The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Compensation cost for stock options granted with exercise prices below estimated fair market value is recognized over the vesting period, typically four years. The adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the pro forma impact on earnings has been disclosed in the notes to the consolidated financial statements as required by SFAS 123 (see note 12).

 Segment Reporting

   The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires the use of the "management approach" in disclosing segment information, based largely on how senior management generally analyzes the business operations. SFAS 131 has been adopted effective August 1, 1998. The Company currently operates in only one segment, and as such, no additional disclosures are required.

 Pro Forma Basic and Diluted Net Loss per Share

   Pro forma supplemental basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Pro forma diluted earnings (loss) per share is based upon the

                           ENGAGE TECHNOLOGIES, INC.

weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period, computed using the "if-converted method". Common equivalent shares have been excluded from the computation of diluted loss per share in each period, as their effect would have been anti-dilutive in each period presented.

   As described in note 11, conversion of all preferred stock and debt to CMGI occurred upon the completion of the Company's initial public offering in July 1999. The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the years ended July 31, 1998 and 1999 reflects the impact on pro forma basic and diluted net loss per share of such conversion as of the beginning of each period or date of issuance, if later, using the if-converted method.

   Historical basic and diluted net loss per share have not been presented because they are irrelevant due to the significant change in the Company's capital structure and resultant basic and diluted loss per share that resulted upon conversion of the convertible preferred stock and debt to CMGI.

   The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for the Company's reported net loss is as follows:

                   PRO FORMA BASIC AND DILUTED LOSS PER SHARE

                                                       Year ended July 31,
                                                     ------------------------
                                                        1998         1999
                                                     -----------  -----------
                                                         (In thousands,
                                                     except per share data)
Numerator:
Loss................................................ $   (13,837) $   (32,003)
                                                     -----------  -----------
Denominator:
Weighted average shares outstanding.................      15,398        1,966
Assumed conversion of preferred stock...............         790       29,534
Assumed conversion of debt to CMGI..................         562        4,431
                                                     -----------  -----------
Weighted average number of diluted shares
 outstanding........................................      16,750       35,931
                                                     -----------  -----------
Pro forma basic and diluted loss per share ......... $      (.83) $      (.89)
                                                     ===========  ===========

 New Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. The Company is required to adopt this standard in the first quarter of fiscal 2000, and expects that the adoption of SOP 98-1 will not have a material impact on its financial position or its results of operations.

   In April 1998, the AcSEC issued Statement of Position 98-5, "Reporting Costs of Start-Up Activities" ("SOP 98-5"). Under SOP 98-5, the cost of start-up activities should be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. SOP 98-5 is effective for the Company's fiscal 2000 financial statements. The Company does not expect its adoption to have a material impact on its financial position or results of operations.

                           ENGAGE TECHNOLOGIES, INC.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. Engage is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. Engage expects that the adoption of SFAS 133 will not have a material impact on the its financial position or its results of operations.

(3) Sale of Product Rights

   In August 1997, the Company sold rights to some of its data warehouse software products to Red Brick Systems, Inc. ("Red Brick") for $9,500,000 in cash and 238,160 shares of Red Brick common stock, recording a pretax gain of $9,240,000 on the sale. The cash component was received directly by CMGI and Debt to CMGI was reduced by a corresponding amount. In January 1999, the Red Brick shares were exchanged for 142,896 shares of Informix Corp. due to Informix's acquisition of Red Brick.

(4) Available-for-Sale Securities

   Available-for-sale securities at July 31, 1998 consists of 238,160 shares of Red Brick common stock received as part of the Company's sale of product rights to Red Brick. Available-for-sale securities at July 31, 1999 consists of 142,896 shares of Informix Corp. (see note 3). These securities are carried at fair value based on quoted market prices. A $1,193,000 unrealized holding loss and $500,000 unrealized holding gain was recorded on the Red Brick shares at July 31, 1998 and 1999, respectively, based on the change in market value since the date of acquisition. The unrealized holding loss is presented in the equity section of the Company's consolidated balance sheet as a component of accumulated other comprehensive loss.

(5) Property and Equipment

                                                                 July 31,
                                            Estimated         ---------------
                                           Useful Life         1998    1999
                                     ------------------------ ------  -------
                                                              (In thousands)
Office furniture and computer
 equipment..........................        3-5 years         $  940  $ 2,490
Software licenses...................         3 years             273      305
Leasehold improvements.............. 4 years or life-of-lease    105      244
                                                              ------  -------
                                                               1,318    3,039
Less: Accumulated depreciation and
 amortization.......................                            (529)  (1,238)
                                                              ------  -------
                                                              $  789  $ 1,801
                                                              ======  =======

   Property and equipment recorded under capital leases amounted to approximately $735,000 at July 31, 1999. Total accumulated amortization related to these assets amounted to approximately $177,000 at July 31, 1999. The Company had no assets under capital lease at July 31, 1998.

(6) Investment in Joint Venture

   In August 1998, the Company acquired for $1.4 million in cash, 49% of the shares of Engage Technologies Japan (the "Joint Venture"), a joint venture with Sumitomo Corporation in Japan. The Company's ownership interest was reduced to 46.3% in March 1999 as a result of the Joint Venture's selling

                           ENGAGE TECHNOLOGIES, INC.

an ownership interest to an additional investor. The Joint Venture was established to sell the Company's products and services in Japan. The Joint Venture is authorized to solicit additional investors so long as the new investors' ownership interests do not exceed 30% on a fully diluted, aggregate ownership basis. If the Joint Venture requires funds in excess of $4 million (excluding the parties' initial capital contributions) for its operations, the Company is required to provide a bank guarantee in an amount proportionate to its ownership interest. This investment is being accounted for under the equity method of accounting. The Company's share of the Joint Venture's foreign currency translation adjustments is reflected in both the investment account and shareholders' equity on the consolidated balance sheet as a component of accumulated other comprehensive income (loss).

   Under a separate license agreement, the Company licensed its Engage Knowledge technology to the Joint Venture in consideration for a non-refundable $3 million prepaid royalty and royalties of 11.11% of all future revenues. The initial prepaid royalty has been recorded as deferred revenue and is being recognized as income over three years, the estimated period over which the Company expects to provide maintenance and support. In addition, the Company and the Joint Venture entered into a reseller agreement under which the Company granted the Joint Venture an exclusive right to resell its products to end users in Japan, excluding certain Japanese distribution rights granted to Red Brick (see note 3).

(7) Acquisitions

 Accipiter

   In April 1998, CMGI acquired Accipiter, Inc. ("Accipiter"), a company specializing in Internet advertising management solutions, in exchange for 5,054,768 shares of CMGI Common Stock (which number reflects three CMGI two-for-one stock splits between April 1998 and the date of these financial statements). In August 1998, Accipiter was legally merged with the Company in a stock-for-stock merger in which consideration of 700,000 shares of the Company's Series A Convertible Preferred Stock was issued to CMGI. The Company has reflected in its consolidated financial statements the acquisition of Accipiter as if it occurred in April 1998. The total purchase price for Accipiter was valued at $31,253,000, including acquisition costs of $198,000. The value of the CMGI shares included in the purchase price was recorded net of a weighted average 10% market value discount to reflect the restrictions on transferability.

   Management is primarily responsible for estimating the fair value of purchased in-process research and development. The portion of the purchase price allocated to in-process research and development was $9,200,000, or approximately 29% of the total purchase price. At the acquisition date, Accipiter's major in-process project was the development of AdManager version 4.0, which was intended to provide the ad serving functionality that customers were requiring as the use of the Internet rapidly increased and customer Web sites became more complex. In general, previous AdManager releases did not provide for the fault tolerance, redundancy and scalability that customers began to seek after AdManager versions 1.0 and 2.0 were released. Accordingly, customers' long-term product needs required Accipiter to substantially redesign the AdManager architecture (later released as version 4.0) to develop new technologies in the areas of: (1) fault tolerance and scalability, (2) an object-oriented user interface, (3) application programming interfaces and (4) a new report engine.

   At the date of the acquisition, management estimated that completion of the AdManager version 4.0 technology would be accomplished by June 1998. Engage began testing AdManager version 4.0 at a customer's site (beta testing) in June 1998 and commercially released the product in August 1998. The initial development effort had commenced in late 1997. At the acquisition date, the new AdManager technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the Accipiter purchase, the AdManager version 4.0 project was approximately 71% complete. The AdManager version 4.0 project was substantially completed within the time originally estimated.

                           ENGAGE TECHNOLOGIES, INC.

   The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 24.5%, a slight premium over the estimated weighted-average cost of capital of 24%, and the discount rate used for developed technology was 21%.

   The resulting net cash flows to which the discount rate was applied are based on Engage management's estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs, and income taxes from such acquired technology. These estimates are based on the assumptions set forth below.

   Accipiter recorded revenue in 1997 of less than $1 million. Because of the absence of meaningful historical revenue of Accipiter, management projected revenue for the initial year of the forecast period based on its assessment of future market potential and the ability of Accipiter to successfully launch its new product offering. After the initial year of the forecast period, revenue was predicted to grow at rates comparable to the growth of Internet users and online activity and the impact such growth would have on Internet advertising.

   These projections are based on Engage management's estimates of the significant growth in the number of companies engaged in e-commerce (which is supported by independent market data), the need for e-commerce companies to serve ads over the Internet, expected trends in technology (such as increased speed of the Internet, reduced hardware costs and the resulting increase in new Internet users to whom ads will be served) and the nature and expected timing of new product introductions by Engage and its competitors. These estimates also include growth related to the use of certain Accipiter technologies in conjunction with Engage's products, the marketing and distribution of the resulting products through Engage's sales force and the benefits of Engage's incremental financial support and stability.

   Engage's estimated cost of sales as a percentage of revenue is expected to be slightly lower than Accipiter's (classified as support and royalties by Accipiter) on a stand-alone basis (16% in 1997), as certain fixed costs included in cost of sales are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale through combined operations. Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease by 1% each year from Accipiter's historical percentage, to a low of 11% in the fifth forecast year.

   Engage's selling, general and administrative costs are expected to be higher than Accipiter's on an absolute basis, but lower as a percentage of revenue. Due to the small revenue base in 1997 and the impact of significant costs associated with building a corporate infrastructure and building a workforce for future operations, Accipiter's selling, general and administrative costs in 1997, as a percent of revenue, are not representative of the expected costs for the combined operations of Engage and Accipiter. Efficiencies due to economies of scale through combined operations, such as consolidated marketing and advertising programs, are expected to be realized immediately.

   Approximately $1,700,000 of deferred compensation was recorded during fiscal 1998 relating to approximately 173,080 shares of CMGI common stock issued to the then employee stockholders of Accipiter, which are being held in escrow. These shares are subject to forfeiture upon termination of employment over a two-year period. Compensation expense is being recognized over the two-year service period beginning April 1, 1998.

                           ENGAGE TECHNOLOGIES, INC.

 I/PRO

   In April 1999, Engage acquired I/PRO, a provider of Web-site traffic measurement and audit services, for approximately $32,651,000, including acquisition costs of $244,000. The purchase price consisted of $1,563,000 in net cash, $20,907,000 in CMGI common shares and $10,181,000 in Engage common shares and options. The per share value of the CMGI shares included in the purchase price was $57.99, net of a 9% weighted average market value discount to reflect the restriction on transferability. The per share value of the Engage shares included in the purchase price was $6.58 per share. In addition, CMGI must pay up to $3,000,000 to the former I/PRO stockholders if stated performance goals are met by I/PRO one year after the closing. Engage must reimburse CMGI for any payments, due under stated performance goals, in cash or by issuance of shares of Engage's Series C convertible preferred stock at its then fair market value, at CMGI's election. Any additional payments will be treated as additional purchase price.

   I/PRO's major in-process project was the development of a new data processing system, project name Normandy, which is intended to provide the improved functionality required as the use of the Internet rapidly increases and customer Web site activity increases in volume and complexity. In general, the existing data processing system does not provide sufficient fault tolerance, scalability, and data processing efficiency that will be required to meet future customer needs. Accordingly, customer's long-term product needs required I/PRO to substantially redesign the data processing system to develop new technologies in the areas of: (1) fault tolerance and scalability, (2) system management, (3) data capture and (4) path analysis functionality.

   At the date of the acquisition, management estimated that completion of the Normandy technology would be accomplished by August 1999. The initial development effort had commenced in late 1998. At the acquisition date, the new Normandy technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the I/PRO purchase, the Normandy project was approximately 64% complete. The Normandy project was substantially completed within the time originally estimated.

   The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of returns on contributory assets, including core developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 25%, and the discount rate used for core developed technology was 22%.

   The resulting net cash flows to which the discount rate was applied are based on Engage management's estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs, and income taxes from such acquired technology. These estimates are based on the assumptions set forth below.

   Management projected average annual revenues increases for the forecast period based on its assessment of future market potential and the ability of I/PRO to successfully implement the Normandy technology. Revenue was predicted to grow at rates comparable to the growth of Internet users and online activity and the impact such growth would have on Internet service companies. Revenues related to the Normandy project were identified.

   These projections are based on Engage management's estimates of the significant growth in the number of companies engaged in e-commerce, the need for e-commerce companies to utilize independent audit, verification and analysis services, expected trends in technology (such as increased speed of the Internet,

                           ENGAGE TECHNOLOGIES, INC.

reduced hardware costs and the resulting increase in new Internet users) and the nature and expected timing of new product introductions by Engage and its competitors. These estimates also include growth related to the use of certain I/PRO technologies in conjunction with Engage's products and the benefits of Engage's incremental financial support and stability.

   I/PRO's estimated cost of sales as a percentage of revenue is expected to significantly decrease on a stand-alone basis (85% in 1998), as certain fixed costs included in cost of sales are spread over a larger revenue base and provide for the realization of efficiencies due to economies of scale. Normandy technology is expected to greatly increase the automation of data processing allowing significant labor cost savings per revenue dollar. Increases in hardware utilization are also expected.

   Due to these savings, the estimated cost of sales as a percentage of revenue is expected to decrease to a low of 20% in the fifth forecast year.

   The acquisitions of Accipiter and I/PRO have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amount of the purchase prices allocated to goodwill and developed technology is being amortized on a straight-line basis over five years. The amount of the purchase price allocated to other identifiable intangible assets is being amortized on a straight line basis over the following periods; Accipiter and I/PRO work force over two years, Accipiter trade name over two years, and I/PRO tradename over five years. Amortization of developed technology is charged to cost of product revenue while both goodwill and other identifiable intangible assets are reflected as separate components within operating expenses.

   The purchase price of the Accipiter and I/PRO acquisitions was allocated as follows:

                                                            Accipiter  I/PRO
                                                            --------- -------
                                                             (In thousands)
Working capital deficit, net of cash acquired of $689 for
 Accipiter and $347 for I/PRO..............................  $  (249) $  (498)
Property and equipment.....................................      262    1,676
Other assets...............................................        2      230
In-process research and development........................    9,200    4,500
Long-term obligations......................................       --     (465)
Goodwill...................................................   20,158   22,288
Developed technology.......................................    1,600    3,000
Other identifiable intangible assets.......................      280    1,920
                                                             -------  -------
Purchase price, net of cash acquired.......................  $31,253  $32,651
                                                             =======  =======

   The following table represents the unaudited pro forma results of operations of the Company for the years ended July 31, 1997, 1998 and 1999, as if the Accipiter acquisition had occurred on August 1, 1996 and the I/PRO acquisition had occurred on August 1, 1997. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation and the elimination of amounts expensed for in-process research and development. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future.

                                                      July 31,
                                       ----------------------------------------
                                           1997          1998          1999
                                       ------------  ------------  ------------
                                       (In thousands, except per share data)
Net revenues.......................... $        428  $      7,348  $     19,925
Net loss..............................      (16,825)      (23,149)      (36,107)
Pro forma net loss per share..........         (.56)         (.64)         (.91)

                           ENGAGE TECHNOLOGIES, INC.

(8) Debt to CMGI

   In May 1999, the Company formalized its borrowing arrangement with CMGI and executed a secured convertible demand note with CMGI dated February 1, 1999. Advances accrue interest at the annual rate of 7%, and advances and accrued interest may be prepaid without penalty. Advances outstanding under this note are secured by substantially all assets and intellectual property of the Company and principal, and accrued interest may be converted at the option of CMGI into shares of Series C Preferred Stock or common stock. The number of Series C Preferred shares or common shares to be issued upon conversion of each borrowing represented by the note is based on the estimated fair value of the Company at the end of the period in which such borrowing was made.

   In accordance with this arrangement, CMGI elected to convert advances and accrued interest outstanding in the amount of $37,447,000 into 413,564 shares of Series C Preferred Stock. An additional $5,329,000 was converted into 355,262 shares of common stock at the initial public offering price per common share.

(9) Leases

   The Company leases certain computer equipment under capital leases which expire at various dates through November 2002.

   In addition to leasing computer equipment under various capital leases, the Company has entered into noncancelable operating leases covering certain of its office facilities and equipment which expire through 2004. In addition, the Company pays CMGI for office facilities used as the Company's headquarters for which it is charged based upon an allocation of the total costs for the facilities at market rates.

   The Company leases certain property and equipment from a subsidiary of CMGI. Under the arrangement, the related party negotiates the terms and conditions of the lease and obtains the assets to be leased. The related party bears all liability for payment, and the Company is not financially obligated under the leases. The Company is charged the actual lease fees paid by the related party, plus an additional administrative charge that approximates the fair value of the services received.

   Total rent expense amounted to $305,000, $483,000 and $1,169,000 for the years ended July 31, 1997, 1998 and 1999, respectively. Rent expense for office facilities paid to CMGI amounted to approximately $274,000, $258,000 and $335,000 for the years ended July 31, 1997, 1998 and 1999, respectively. Rent expense for equipment paid to a subsidiary of CMGI amounted to approximately $31,000, $125,000 and $302,000 for the years ended July 31, 1997, 1998 and
1999, respectively.

                           ENGAGE TECHNOLOGIES, INC.

   Minimum annual rental commitments are as follows at July 31, 1999:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
                                                                (In thousands)
   2000.......................................................  $  833    $336
   2001.......................................................     716     311
   2002.......................................................     643      76
   2003.......................................................     206       4
   2004.......................................................     154     --
                                                                ------    ----
                                                                $2,552     727
                                                                ======
   Less: amount representing interest.........................              58
                                                                          ----
   Present value of capital lease obligations.................            $669
                                                                          ====
   Comprised of:
     Current portion..........................................            $302
     Non-current portion......................................             367
                                                                          ----
                                                                          $669
                                                                          ====

(10) Income Taxes

   No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. At July 31, 1999, the Company had no significant net operating loss carryforwards available to offset future federal taxable income as the Company's parent, CMGI, has utilized substantially all of the Company's net operating losses through July 31, 1999. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

   Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of federal deferred tax assets (liabilities) are comprised of the following:

                                                                  July 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
                                                               (In thousands)
Deferred tax assets:
  Research credits........................................... $    72  $     72
  Deferred revenue...........................................     288     2,337
  Accruals and other reserves................................     377     2,456
  Loss carryforwards.........................................   1,862    12,351
  Depreciation and amortization..............................     345       --
  Basis difference in available for sale securities..........     821       615
                                                              -------  --------
                                                                3,765    17,831
Less: Valuation allowance....................................  (3,765)  (16,549)
                                                              -------  --------
Net deferred tax assets......................................     --      1,282
                                                              -------  --------
Deferred tax liabilities:
  Depreciation and amortization..............................     --     (1,282)
                                                              -------  --------
                                                              $   --   $    --
                                                              =======  ========

                           ENGAGE TECHNOLOGIES, INC.

   Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 1998 and 1999 will be allocated as follows:

                                                                    July 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
Income tax benefit that would be recognized in the
 consolidated statements of operations.......................... $2,085 $ 4,760
Goodwill and other non-current intangible assets................  1,189  11,504
Accumulated other comprehensive income (loss)...................    491     285
                                                                 ------ -------
                                                                 $3,765 $16,549
                                                                 ====== =======

   The Company has net operating loss carryforwards for Massachusetts tax purposes of approximately $10,700,000 and $11,000,000 as of July 31, 1998 and July 31, 1999, respectively. The net operating loss carryforwards will expire from 2001 through 2003. In addition, the Company has net operating loss carryforwards for North Carolina tax purposes of approximately $4,400,000 and $8,300,000 as of July 31, 1998 and July 31, 1999, respectively, which will expire from 2001 through 2003, of which $2,700,000 is related to losses incurred by Accipiter, Inc. prior to its acquisition by the Company. The Company also has net operating loss carryforwards for California tax purposes of $16,500,000 as of July 31, 1999, of which, $15,000,000 is related to the pre-acquisition period of I/PRO. The Company also has $2,700,000 of federal net operating loss carryforwards, which will expire from 2011 through 2012, related to losses incurred by Accipiter, Inc. prior to its acquisition.

   The tax benefits related to net operating loss carryforwards from the pre-acquisition periods of Accipiter and I/PRO, when realized, will be recorded as a decrease in goodwill and other non-current intangible assets. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code
Section 382 as a result of prior and future ownership changes.

(11) Stockholders' Equity

 Issuance of Common Stock to Compaq Computer

   Immediately prior to the effectiveness of the Company's initial public offering, the Company sold 938,000 shares of common stock to Compaq Computer Corporation for net proceeds of approximately $13,082,000.

 Public Offering of Common Stock

   In July 1999, the Company completed its initial public offering for the sale of 6,900,000 shares of common stock. The Company received proceeds of approximately $94,755,000, net of underwriting discounts and expenses associated with the offering.

 Authorized Share Increase and Stock Split

   In June 1999, the Board of Directors approved an increase in the number of authorized common shares from 30,000,000 to 150,000,000. Upon approval of the share increase, a two-for-one stock split was declared. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect this split.

 Deferred Compensation

   Engage recorded deferred compensation of $1.7 million in 1998 related to the Accipiter acquisition and $4.2 million in 1999, representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference is recorded as

                           ENGAGE TECHNOLOGIES, INC.

a reduction of stockholders' equity and is being amortized over the vesting period of applicable options, typically four years. Of the total deferred compensation amount, $1.9 million had been amortized as of July 31, 1999. The amortization of deferred compensation is recorded as an operating expense.

 Preferred Stock

   In July 1998, the Company's shareholders authorized 5,000,000 shares of preferred stock, of which 1,500,000 have been designated as Series A convertible preferred stock ("Series A Preferred Stock"), 238,597 shares have been designated as Series B convertible preferred stock ("Series B Preferred Stock"), and 2,000,000 shares have been designated as Series C Convertible Preferred Stock ("Series C Preferred Stock").

 Series A Preferred Stock

   In July 1998, the Board of Directors authorized and issued 800,000 shares of Series A Preferred Stock in exchange for 16,000,000 shares of the Company's common stock and $8,000,000 in principal amount of debt to CMGI. The Series A Preferred Stock is entitled to receive annual dividends at 7%, as and if declared. As of and prior to July 31, 1999, no dividends had been declared or paid by the Company. Each share of Series A Convertible Preferred Stock votes on an as-converted basis and is convertible into twenty shares of common stock under certain conditions and subject to certain adjustments. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a liquidation preference of $5 per share, plus cumulative dividends of 7% compounded annually beginning on February 1, 1998. The Series A Preferred Stock is convertible into common stock immediately at the option of the holder.

   In July 1998, the Board of Directors authorized the issuance of an additional 700,000 shares of Series A Preferred Stock to CMGI in connection with the Company's acquisition of Accipiter, Inc.

   All outstanding shares of Series A Preferred Stock converted to 30,000,000 shares of common stock upon the completion of the Company's initial public offering.

 Series B Preferred Stock

   In August 1998, the Board of Directors designated and issued 238,597 shares of Series B Preferred Stock. Proceeds from the sale were $1,934,000, net of issuance costs of $6,000. Each share of Series B Preferred Stock votes on an as-converted basis and is convertible into two shares of common stock under certain conditions and subject to certain adjustments. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock has a liquidation preference of $8.38 per share, subject to the prior payment of the liquidation preference on Series A Preferred Stock. The Series B Preferred Stock is convertible into common stock immediately at the option of the holder.

   All outstanding shares of Series B Preferred Stock converted to 477,194 shares of common stock upon the completion of the Company's initial public offering.

 Series C Convertible Preferred Stock

   In May 1999, the Board of Directors approved the designation of 2,000,000 shares of the Company's preferred stock as Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is entitled to receive noncumulative annual dividends, payable when, as and if declared at the rate of 7% per annum. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred

                           ENGAGE TECHNOLOGIES, INC.

Stock ranks senior to the Series B Preferred Stock and pari passu with the Series A Preferred Stock, and has a liquidation preference equal to its purchase price plus dividends computed at 7% per share per annum. Each share of Series C Preferred Stock votes on an as-converted basis and is convertible at the option of the holder into twenty shares of common stock, subject to certain adjustments. During fiscal 1999, the Company issued 413,564 shares of Series C Preferred Stock in connection with its borrowing agreement with CMGI (see
Note 8).

   All outstanding shares of Series C Preferred Stock converted to 8,271,280 shares of common stock upon the completion of the Company's initial public offering.

(12) Stock Option Plans

 Engage 1995 Equity Incentive Plan

   In August 1995, the Company's Board of Directors and Stockholders approved the 1995 Equity Incentive Plan (the "1995 Plan"). Under the 1995 Plan, up to 15,000,000 non-qualified stock options or incentive stock options may be granted to the Company's or its affiliates' employees, as defined. The Board of Directors administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Options granted under the 1995 Plan typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the next thirty-six (36) months.

 1999 Stock Option Plan for Non-Employee Directors

   The 1999 Stock Option Plan for Non-Employee Directors (the "1999 Directors Plan") was adopted by the board of directors in June 1999. Under the terms of the 1999 Directors Plan, directors who are not employees of Engage or any subsidiary of Engage and not affiliates of an institutional investor that owns shares of Engage's common stock receive nonstatutory options to purchase shares of Engage's common stock. A total of 250,000 shares of common stock may be issued upon exercise of options granted under the plan. The board of directors has discretion to establish the terms of options granted under the plan. All options must have an exercise price equal to the fair market value of the common stock on the date of grant.

   The following table reflects activity and historical prices of stock options under the Company's 1995 Plan and the 1999 Stock Option Plan for Non-Employee Directors for the three years ended July 31, 1999:

                                             Year Ended July 31,
                          ------------------------------------------------------------
                                 1997                1998                 1999
                          ------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                           Number    Average    Number    Average   Number    Average
                             of      Exercise     of      Exercise    of      Exercise
                           Shares     Price     Shares     Price    Shares     Price
                          ---------  -------- ----------  -------- ---------  --------
Options outstanding,
 beginning of period....  2,575,500   $0.15    2,391,000   $0.24   4,148,054   $1.09
Granted.................    903,500    0.60    3,290,500    1.46   6,438,510    9.58
Exercised...............   (187,500)   0.12       (1,600)   0.43    (533,398)   1.05
Cancelled...............   (900,500)   0.38   (1,531,846)   0.57    (982,026)   4.12
                          ---------   -----   ----------   -----   ---------   -----
Options outstanding, end
 of period..............  2,391,000   $0.24    4,148,054   $1.09   9,071,140   $6.79
                          =========   =====   ==========   =====   =========   =====
Options exercisable, end
 of period..............    606,178   $0.12      639,444   $0.30   1,596,419   $0.80
                          =========   =====   ==========   =====   =========   =====
Options available for
 grant, end of period...  1,421,500            1,452,320           5,436,362
                          =========           ==========           =========

                           ENGAGE TECHNOLOGIES, INC.

   The following table summarizes information about stock options under the Company's 1995 Plan outstanding at July 31, 1999:

                          Options Outstanding              Options Exercisable
                 -------------------------------------- --------------------------
                              Weighted
                               Average
                              Remaining
                             Contractual    Weighted                   Weighted
Range of           Number       Life        Average       Number       Average
Exercise Prices  Outstanding   (years)   Exercise Price Outstanding Exercise Price
---------------  ----------- ----------- -------------- ----------- --------------
$ 0.01-$
 0.42             2,378,886      2.9         $ 0.22      1,163,820      $0.20
$ 0.43-$
 0.84                81,000      2.2           0.71         56,852       0.71
$ 0.85-$
 1.67                38,426      2.7           1.04         23,890       1.05
$ 1.68-$
 2.94             1,421,588      3.8           2.38        318,229       2.38
$ 2.95-$
 4.19               343,000      4.4           4.19         16,666       4.19
$ 4.20-$
 5.05               664,092      4.6           4.93            --         --
$5.06 -
 $ 14.91          1,871,848      4.8          10.04         16,962       9.19
$14.92-
 $15.00           2,272,000      4.9          15.00            --         --
$15.01-
 $31.00                 300      5.0          31.00            --         --
                  ---------                              ---------
                  9,071,140      4.1         $ 6.79      1,596,419      $0.80
                  =========                              =========

 CMGI 1986 Stock Option Plan

   Certain Engage employees have been granted stock options under the CMGI 1986 Stock Option Plan (the "1986 Plan"). Options under the 1986 Plan are granted at fair market value on the date of the grant and are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Outstanding options under the 1986 Plan expire through 2007. Under the 1986 Plan, non-qualified stock options or incentive stock options may be granted to CMGI's or its subsidiaries' employees, as defined. The Board of Directors of CMGI administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. The following table reflects activity and historical prices of stock options granted to Company employees under CMGI's 1986 Plan for the three years ended July 31, 1999:

                                          Year Ended July 31,
                          ------------------------------------------------------
                                1997              1998               1999
                          ----------------- ------------------ -----------------
                                   Weighted           Weighted          Weighted
                          Number   Average   Number   Average  Number   Average
                            of     Exercise    of     Exercise   of     Exercise
                          Shares    Price    Shares    Price   Shares    Price
                          -------  -------- --------  -------- -------  --------
Options outstanding,
 beginning of period....  160,320   $0.91    181,240   $1.25   140,780   $2.11
Granted.................   48,800    1.95     80,000    2.32   307,600   10.00
Exercised...............  (21,880)   0.15   (106,292)   0.84   (62,425)   2.04
Cancelled...............   (6,000)   1.77    (14,168)   1.85       --      --
                          -------   -----   --------   -----   -------   -----
Options outstanding, end
 of period..............  181,240   $1.25    140,780   $2.11   385,955   $8.41
                          =======   =====   ========   =====   =======   =====
Options exercisable, end
 of period..............   83,598   $0.81     18,602   $1.76    16,914   $1.98
                          =======   =====   ========   =====   =======   =====

                           ENGAGE TECHNOLOGIES, INC.

   The following table summarizes information about stock options under the CMGI 1986 Stock Plan outstanding at July 31, 1999:

                          Options Outstanding               Options Exercisable
                 --------------------------------------- --------------------------
                              Weighted
                               Average
                              Remaining      Weighted                   Weighted
   Range of        Number    Contractual     Average       Number       Average
Exercise Prices  Outstanding Life (years) Exercise Price Outstanding Exercise Price
---------------  ----------- -----------  -------------- ----------- --------------
$1.61-$
 1.94               29,520      1.88          $ 1.81       13,747        $1.75
     $ 2.31         46,667      3.24            2.31        1,666         2.31
     $ 3.77          2,168      1.32            3.77        1,501         3.77
     $10.00        307,600      4.13           10.00          --           --
                   -------                                 ------
                   385,955      3.83          $ 8.41       16,914        $1.98
                   =======                                 ======

   SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in fiscal 1997, 1998 and 1999 under the Company's stock-based compensation plans been determined based on the fair value method set forth under SFAS 123, the pro forma effect on the Company's net loss would have been as follows:

                   Year Ended             Year Ended             Year Ended
                  July 31, 1997          July 31, 1998          July 31, 1999
              ---------------------  ---------------------  ---------------------
              As Reported Pro Forma  As Reported Pro Forma  As Reported Pro Forma
              ----------- ---------  ----------- ---------  ----------- ---------
Net loss.....  $(10,262)  $(10,385)   $(13,837)  $(14,195)   $(32,003)  $(36,166)

   The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997, 1998 and 1999, respectively: volatility of 66.69%, 90.07% and 98.44%; risk-free interest rate of 6.19%, 5.48% and 5.43%;
expected life of options of 4.0, 3.4 and 2.4 years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 1997, 1998 and 1999 was $0.34, $0.86 and $5.48, respectively.

   The fair value of each stock option granted under the CMGI 1986 Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997, 1998 and 1999, respectively: volatility of 66.69%, 90.07% and 100.00%; risk-free interest rate of 6.19%, 5.50% and 5.16%; expected life of options of 6.2, 4.2 and 2.5 years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 1997, 1998 and 1999 was $1.30, $1.58 and $5.98, respectively.

 1999 Employee Stock Purchase Plan

   1999 Employee Stock Purchase Plan ("1999 ESPP") was adopted by the board of directors in June 1999. The 1999 ESPP provides for the issuance of a maximum of 750,000 shares of common stock and will be administered by the compensation committee. All employees of Engage whose customary employment is for more than 20 hours per week and for more than 6 months in any calendar year are eligible to participate in the 1999 ESPP. As of July 31, 1999, no shares have been issued under the 1999 ESPP.

                           ENGAGE TECHNOLOGIES, INC.

(13) Comprehensive Income

   Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive loss for the Company include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. The financial statements of prior periods have been reclassified for comparative purposes.

   The components of comprehensive loss, net of income taxes, are as follows:

                                                    Year Ended July 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
Net loss........................................ $(10,262) $(13,837) $(32,003)
Foreign currency adjustments....................      --        --        340
Net unrealized holding gain (loss) arising
 during the period..............................      --     (1,193)      500
                                                 --------  --------  --------
Comprehensive loss.............................. $(10,262) $(15,030) $(31,163)
                                                 ========  ========  ========

   The components of accumulated comprehensive income (loss) are as follows:

                                                                    Accumulated
                                          Foreign     Unrealized       Other
                                         Currency   Gains (Losses) Comprehensive
                                        Adjustments on Securities  Income (Loss)
                                        ----------- -------------- -------------
                                                    (In thousands)
Balance, July 31, 1997.................    $--         $   --         $   --
Activity, fiscal 1998..................     --          (1,193)        (1,193)
                                           ----        -------        -------
Balance, July 31, 1998.................     --          (1,193)        (1,193)
Activity, fiscal 1999..................     340            500            840
                                           ----        -------        -------
Balance, July 31, 1999.................    $340        $  (693)       $  (353)
                                           ====        =======        =======

(14) Concentration of Credit Risk

   Amounts included in the consolidated balance sheets for accounts receivable, debt to CMGI, accounts payable and accrued expenses approximate their fair value due to their short maturities. Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and cash investments. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations. At July 31, 1999, substantially all of the Company's cash and cash equivalents are invested in one money market fund with a major bank.

   The Company's revenue for the year ended July 31, 1997 was derived from one customer. Sales to three customers accounted for 20%, 12% and 11% of total revenues for the year ended July 31, 1998. Sales to one customer accounted for 12% of total revenues for the year ended July 31, 1999. Accounts receivable due from three customers approximated 23%, 12% and 12% of total accounts receivable at July 31, 1998. Accounts receivable from two customers approximated 14% and 11% of total accounts receivable at July 31, 1999. The Company's customer base consists of geographically diverse customers across many industries.

                           ENGAGE TECHNOLOGIES, INC.

(15) Related Party Transactions

   CMGI has provided the Company with systems and related services ("enterprise services") at amounts that approximated the fair value of services received in each of the periods presented in these financial statements. The Company also occupies facilities that are leased by CMGI, whereby CMGI charges the Company for its share of rent and related facility costs through an allocation based upon the company's headcount in relation to total headcount for all CMGI companies located in the premises. The Company has also purchased certain employee benefits (including 401(k) plan participation by employees of the Company) and insurance (including property and casualty insurance) through CMGI. Amounts due CMGI are included in "Debt to CMGI" on the consolidated balance sheets. See note 8. The following summarizes the expenses allocated to the Company by CMGI for enterprise services, rent and facilities, and human resources:

                                                                    Year Ended
                                                                     July 31,
                                                                  --------------
                                                                  1997 1998 1999
                                                                  ---- ---- ----
Enterprise services.............................................. $129 $201 $223
Rent and facilities.............................................. $312 $366 $434
Human resources.................................................. $ 11 $ 30 $156

   In addition, beginning in fiscal 1997, the Company outsources data center operations and management information services from CMGI and one of its affiliates, for which fees were charged at estimated fair value of $1,162,000, $889,000 and $2,122,000 during the years ended July 31, 1997, 1998 and 1999, respectively.

   The Company leases certain property and equipment from a subsidiary of CMGI. Under the arrangement, the related party negotiates the terms and conditions of the lease and obtains the assets to be leased. The related party bears all liability for payment, and the Company is not financially obligated under the leases. The Company is charged the actual lease fees paid by the related party, plus an additional administrative charge that approximates the fair value of the services received (see note 9).

   The Company sells its products and services to companies that CMGI has an investment interest or a significant ownership interest. The Company sold no products to related parties in fiscal 1997. Total revenue realized from sales to related parties were $235,000 and $1,938,000 for the fiscal year ended July 31, 1998 and 1999, respectively. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties.

(16) Geographic Information

   The Company currently has offices in the United States and the United Kingdom. The Company markets its products worldwide. Revenues are grouped into three main geographic areas; United States, Europe and Rest of world. Revenue was distributed by geography as follows:

                                                             Year Ended July 31,
                                                             -------------------
                                                             1997  1998   1999
                                                             ---- ------ -------
      United States......................................... $ 25 $1,584 $13,241
      Europe................................................  --      71   1,199
      Rest of world.........................................  --     562   1,583
                                                             ---- ------ -------
                                                             $ 25 $2,217 $16,023
                                                             ==== ====== =======

   The Company's assets located outside of the United States are immaterial to the Company's financial statements.

                           ENGAGE TECHNOLOGIES, INC.

(17) Subsequent Event

   On September 23, 1999, the Company signed an agreement pursuant to which it will acquire AdKnowledge, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. Under the terms of the merger and contribution agreement, CMGI will initially acquire control of AdKnowledge through the issuance of approximately $170 million of CMGI common stock in a merger of a subsidiary of CMGI into AdKnowledge. The value of the CMGI common stock being delivered is based on $84.80, the average of the last reported sales prices of the CMGI common stock over the 45 consecutive trading days ending on September 20, 1999, which value may be adjusted upward by up to 10% or downward by up to 10% based upon the average of the last reported sales prices of such stock over the 45 consecutive trading days ending two trading days prior to the effective time of this merger.

   Upon completion of this merger, CMGI will own approximately 88% of the common stock of AdKnowledge. This merger will be followed by a contribution of AdKnowledge shares held by CMGI and AdKnowledge shareholders to the Company in exchange for approximately $193 million of the Company's common stock. The value of the Company's common stock being delivered is $31.45, the average of the last reported sales prices of the Company's common stock over the 45 consecutive trading days ending on September 20, 1999 and may be adjusted upward or downward in the same manner as the CMGI stock described above. Any remaining holders of AdKnowledge common stock will receive the Company's common stock in a short-term merger with a subsidiary of the Company.

   The transactions are intended to be tax-free under Section 368(a) and
Section 351 of the Internal Revenue Code of 1986, as amended. The transaction, which will be accounted for as a purchase, is subject to certain conditions, regulatory approval and the shareholder approval of the Company and AdKnowledge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.
                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

   The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on December 17, 1999.

Item 11. Executive Compensation

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on December 17, 1999. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on December 17, 1999 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on December 17, 1999.

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on December 17, 1999.

                                    ITEM IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1) List of Financial Statements

   The following are the consolidated financial statements of Engage Technologies, Inc. and its subsidiaries appearing elsewhere herein:

  Report of Independent Accountants

  Consolidated Balance Sheets as of July 31, 1998 and 1999

  Consolidated Statements of Operations for the three years ended July 31,
  1999

  Consolidated Statement of Changes in Stockholders' Equity for the three years ended July 31, 1999

  Consolidated Statements of Cash Flows for the three years ended July 31,
  1999

(a)(2) List of Schedules

   All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a)(3) List of Exhibits

   The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on October 29, 1999.

                                                  /s/ Stephen A. Royal
                                          By: _________________________________
                                                     Stephen A. Royal
                                                Chief Financial Officer and
                                                         Treasurer

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and capacities indicated on October 29, 1999.

           Signature                                Title(s)

     /s/ Paul L. Schaut            Chief Executive Officer, President and
_______________________________     Director (Principal Executive Officer)
        Paul L. Schaut

    /s/ Stephen A. Royal           Chief Financial Officer and Treasurer
_______________________________     (Principal Financial and Accounting
       Stephen A. Royal             Officer)

   /s/ David S. Wetherell          Chairman of the Board of Directors
_______________________________
      David S. Wetherell

    /s/ Edward A. Bennett          Director
_______________________________
       Edward A. Bennett

  /s/ Christopher A. Evans         Director
_______________________________
     Christopher A. Evans

 /s/ Andrew J. Hajducky, III       Director
_______________________________
    Andrew J. Hajducky, III

    /s/ Craig D. Goldman           Director
_______________________________
       Craig D. Goldman

    /s/ Fredric D. Rosen           Director
_______________________________
       Fredric D. Rosen


        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Engage Technologies, Inc.:


Under the date of September 10, 1999, except for note 17, which is as of September 23, 1999, we reported on the consolidated balance sheets of Engage Technologies, Inc. as of July 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1999, which are included in the Form 10-K for the year ended July 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              KPMG LLP

Boston, Massachusetts
September 10, 1999

                                  Schedule II

                              ENGAGE TECHNOLOGIES
                       VALUATION AND QUALIFYING ACCOUNTS

                for the years ended July 31, 1997, 1998 and 1999
                                 (in thousands)

                                         Additions
                                      ----------------
                           Balance at Charged to         Deductions Balance
                           Beginning  Costs and             From    at End
Description                 of Year    Expenses  Other    Reserves  of Year
-----------                ---------- ---------- -----   ---------- -------
Year ended July 31, 1997:
  Allowance for doubtful
   accounts...............    $--        --       --         --      $--
Year ended July 31, 1998:
  Allowance for doubtful
   accounts...............    $--        240      120(1)     --      $360
Year ended July 31, 1999:
  Allowance for doubtful
   accounts...............    $360       343      454(2)    (171)    $986

--------
(1) Represents allowance for doubtful accounts of Accipiter, Inc. as of April 1, 1998.

(2) Represents allowance for doubtful accounts of I/PRO as of April 1, 1999.

                                 EXHIBIT INDEX

 Exhibit No. Exhibit
 ----------- -------
  3.1**      Amended and Restated Certificate of Incorporation.
  3.2        Second Amended and Restated Certificate of Incorporation.
  3.4**      By-laws.
  3.5**      Amended and Restated By-laws.
  4.1**      Specimen Certificate for shares of Common Stock.
             Description of Capital Stock (contained in the Certificate of
  4.2**      Incorporation filed as Exhibit 3.1).
 10.1**      1995 Equity Incentive Plan.
 10.2**      1999 Employee Stock Purchase Plan.
 10.3**      1999 Stock Option Plan for Non-Employee Directors.
 10.4**+     Letter Agreement by and among Engage, CMGI and Red Brick Systems,
             Inc., dated October 6, 1998.
 10.5**+     Letter Agreement by and among Engage, NaviSite Internet Services
             Corporation and ServerCast Communications, L.L.C., dated September
             16, 1998.
 10.6**      Series B Convertible Preferred Stock Purchase Agreement by and
             among Engage, Sumitomo Corporation and Sumitomo Corporation of
             America, dated July 31, 1998.
             License Agreement between Engage and Engage Technologies Japan,
 10.7**+     Inc., dated July 31, 1998.
 10.8**+     International Reseller Agreement between Engage and Engage
             Technologies Japan, Inc., dated July 31, 1998.
 10.9**+     Amended and Restated Software License Agreement by and between Red
             Brick Systems, Inc. and Engage, dated July 31, 1998.
 10.10**+    DSS Server Software License Agreement by and between Engage, including its parent company CMGI and CMGI's majority-owned subsidiaries, dated July 31, 1998.
 10.11**+    Exclusive Strategic Alliance Agreement between Engage and AdSmart
             Corporation and Cross Beam Networks Corporation, dated January 7,
             1998.
             Services and License Agreement between Lycos, Inc. and Engage,
 10.12**+    dated October 29, 1997.
 10.13**+    Sales and Marketing Agreement by and between Internet Profiles
             Corporation and the Nielsen Media Research division of A. C.
             Nielsen Company, dated September 5, 1995.
             Capital & Counties plc and Engage Technologies Limited underlease,
 10.14**     dated April 27, 1999.
 10.15**     Anthony & Co. Office Lease between Milkson Associates, LLC and
             Accipiter, Inc., dated April 9, 1997.
 10.16**     Amendment to Lease Agreement between Milkson Associates, LLC and
             Accipiter, Inc., dated November 5, 1997.
 10.17**     Form of Director Indemnification Agreement.
 10.18       Investor Rights Agreement by and among Engage and CMGI.
             Facilities and Administrative Support Agreement between Engage and
 10.19       CMGI.
             Separation Agreement by and between CMGI and Chris Evans, dated
 10.20**     May 3, 1999.
 10.21**     Consulting, Invention and Non-Disclosure Agreement between Engage and Chris Evans, dated May 3, 1999 (filed as Exhibit A to Exhibit
             10.20).
             Inter-Company Agreement between CMGI and Engage, dated April 7,
 10.22**     1999.
             Secured Convertible Demand Note issued by Engage to CMGI, dated as
 10.23**     of February 1, 1999.
             Security Agreement by and between Engage and CMGI, dated as of May
 10.24**     3, 1999.
 10.25**     Intellectual Property Security Agreement by and between Engage and
             CMGI, dated as of May 3, 1999.
 10.26**     Stock Purchase Agreement among, Engage, CMGI, Internet Profiles
             Corporation and the stockholders of Internet Profiles Corporation listed on Schedule 1 attached thereto, dated April 7, 1999.

 Exhibit No. Exhibit
 ----------- -------
  10.27      Tax Allocation Agreement by and among CMGI and Engage.
  10.28+     Strategic Development and License Agreement by and Between Engage
             and Microsoft Corporation
  21.1**     Subsidiaries.
  23.1       Consent of KPMG LLP.
  24.1**     Power of Attorney of Paul L. Schaut, Stephen A. Royal, David S.
             Wetherell, Edward A. Bennett, Christopher A. Evans, Andrew J.
             Hajducky, III and Craig D. Goldman.
  24.2**     Power of Attorney of Fredric D. Rosen.
  27.1       Financial Data Schedule.

--------
** Incorporated by reference from the exhibits filed with the Company's registration statement (333-78015) on Form S-1 filed under the Securities Act of 1933, as amended.
 + Confidential materials omitted and filed separately with the Securities and Exchange Commission.