Form 10-Q
period 1999-10-31
ENGAGE TECHNOLOGIES INC
filed 1999-12-15
CIK 1084573

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 31, 1999

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ___ to ____

                              -------------------

                       Commission File number 000-26671

                           ENGAGE TECHNOLOGIES, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     04-3281378
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 100 Brickstone Square, Andover, Massachusetts            01810
   (Address of principal executive offices)            (Zip Code)

                                (978) 684-3884
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

The number of shares outstanding of the registrant's Common Stock as of December 1, 1999 was 48,739,479.

================================================================================

                           ENGAGE TECHNOLOGIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED OCTOBER 31, 1999


                              -------------------

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          a)  Consolidated Balance Sheets as of July 31, 1999 and October 31, 1999 (unaudited)..............     3

          b)  Consolidated Statements of Operations (unaudited) for the three months ended
               October 31, 1998 and 1999....................................................................     4

          c)  Consolidated Statements of Cash Flows (unaudited) for the three months ended
               October 31, 1998 and 1999....................................................................     5

          d)  Notes to Interim Consolidated Financial Statements............................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................     15

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.........................................................     16

Item 6.   Exhibits and Reports on Form 8-K..................................................................     17

Signatures

Exhibit Index

                           ENGAGE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)

                                                                                    July 31,       October 31,
                                                                                      1999            1999
                                                                                   ----------      ----------
                                                                                                   (unaudited)
Assets
Current assets:
 Cash and cash equivalents ..................................................      $  112,034      $   46,134
 Available-for-sale securities ..............................................           1,067          55,066
 Accounts receivable, less allowance for doubtful accounts of $986 and
  $1,226 at July 31, 1999 and October 31, 1999, respectively ................           5,632           6,927
 Prepaid expenses ...........................................................             595           1,129
                                                                                   ----------      ----------

  Total current assets ......................................................         119,328         109,256
                                                                                   ----------      ----------

Property and equipment, net .................................................           1,801           2,150
Investment in joint venture .................................................           1,047             810
Intangible assets, net of accumulated amortization of $7,903 and $10,417 at
 July 31, 1999 and October 31, 1999, respectively ...........................          41,401          38,887
Other assets ................................................................             371           2,370
                                                                                   ----------      ----------

  Total assets ..............................................................      $  163,948      $  153,473
                                                                                   ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Debt to CMGI ...............................................................      $      131      $    1,314
 Obligation under capital lease .............................................             302             256
 Accounts payable ...........................................................           2,987             999
 Accrued expenses ...........................................................           8,062           9,497
 Deferred revenue ...........................................................           4,293           3,895
                                                                                   ----------      ----------

  Total current liabilities .................................................          15,775          15,961
                                                                                   ----------      ----------

Deferred revenue ............................................................           1,508           1,194
Obligation under capital lease, net of current portion ......................             367             330

Commitments and contingencies

Stockholders' equity:
 Preferred Stock, $.01 par value, 5,000 shares authorized,
  0 issued and outstanding ..................................................               -               -
 Common Stock, $.01 par value, 150,000 shares authorized, 48,674 and 48,708 shares issued and outstanding at July 31, 1999
  and October 31, 1999, respectively ........................................             487             487
 Additional paid-in capital .................................................         208,669         207,015
 Deferred compensation ......................................................          (4,024)         (2,249)
 Accumulated other comprehensive loss .......................................            (353)           (238)
 Accumulated deficit ........................................................         (58,481)        (69,027)
                                                                                   ----------      ----------

  Total stockholders' equity ................................................         146,298         135,988
                                                                                   ----------      ----------

  Total liabilities and stockholders' equity ................................      $  163,948      $  153,473
                                                                                   ==========      ==========

         See accompanying notes to consolidated financial statements.

                           ENGAGE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (In thousands, except per share data)

                                                                                             Three months ended
                                                                                                 October 31,
                                                                                      ---------------------------
                                                                                          1998             1999
                                                                                      -----------       ---------
Revenue:
  Product revenue............................................................         $     1,145       $   5,234
  Product revenue, related parties...........................................                 186           1,582
  Services and support revenue...............................................                 234           1,168
  Services and support revenue, related parties..............................                  21             318
                                                                                      -----------       ---------
     Total revenue...........................................................               1,586           8,302
                                                                                      -----------       ---------

Cost of revenue:
  Cost of product revenue....................................................                 582           3,188
  Cost of services and support revenue.......................................                 625           1,162
                                                                                      -----------       ---------

     Total cost of revenue...................................................               1,207           4,350
                                                                                      -----------       ---------

     Gross profit............................................................                 379           3,952
                                                                                      -----------       ---------

Operating expenses:
  Research and development...................................................               1,960           3,293
  Selling and marketing......................................................               1,858           8,031
  General and administrative.................................................                 687           1,815
  Amortization of goodwill and other intangibles.............................               1,043           2,283
  Stock compensation.........................................................                 196             102
                                                                                      -----------       ---------

     Total operating expenses................................................               5,744          15,524
                                                                                      -----------       ---------

Loss from operations.........................................................              (5,365)        (11,572)

Other income (expense):
  Equity in loss of joint venture............................................                 (10)           (326)
  Other income...............................................................                   -               8
  Interest (expense) income, net.............................................                (160)          1,344
                                                                                      -----------       ---------

Net loss.....................................................................         $    (5,535)      $ (10,546)
                                                                                      ===========       =========

Basic and diluted net loss per share.........................................                           $   (0.22)
                                                                                                        =========
Weighted average number of basic and diluted shares outstanding..............                              48,690
                                                                                                        =========

Pro forma basic and diluted net loss per share...............................         $     (0.17)
                                                                                      ===========
Pro forma weighted average number of basic and diluted shares outstanding....              33,522
                                                                                      ===========

         See accompanying notes to consolidated financial statements.

                           ENGAGE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                   Three months ended October 31,
                                                                                   ------------------------------
                                                                                       1998              1999
                                                                                   -----------       ------------
Cash flows from operating activities:
   Net loss .......................................................................  $  (5,535)      $  (10,546)
   Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization ..............................................      1,245            2,862
       Equity in loss of joint venture ............................................         10              326
       Provision for bad debts ....................................................         20              205
       Stock compensation .........................................................        196              102
       Amortization of bond discount ..............................................          -              (94)
       Changes in operating assets and liabilities, net of impact of acquisitions:
         Accounts receivable ......................................................     (2,784)          (1,501)
         Prepaid expenses and other assets ........................................         58             (415)
         Accounts payable .........................................................        320           (1,988)
         Accrued expenses .........................................................      1,171            1,434
         Deferred revenue .........................................................      4,116             (714)
                                                                                     ---------       ----------

           Net cash used for operating activities .................................     (1,183)         (10,329)
                                                                                     ---------       ----------

Cash flows from investing activities:
   Purchase of available-for-sale securities ......................................          -          (54,016)
   Investment in joint venture ....................................................     (1,424)               -
   Long-term investment at cost ...................................................          -           (2,000)
   Purchases of property and equipment ............................................        (26)            (706)
   Proceeds from sale of property and equipment ...................................          -                8
                                                                                     ---------       ----------

           Net cash used for investing activities .................................     (1,450)         (56,714)
                                                                                     ---------       ----------

Cash flows from financing activities:
   Net change in debt to CMGI .....................................................        594            1,183
   Proceeds from stock option exercises ...........................................          9               21
   Issuance of preferred stock, net of issuance costs .............................      1,934                -
   Repayment of capital lease obligations .........................................          -              (82)
                                                                                     ---------       ----------

           Net cash provided by financing activities ..............................      2,537            1,122
                                                                                     ---------       ----------

Effect of exchange rate changes on cash and cash equivalents ......................          -               21
                                                                                     ---------       ----------

Net decrease in cash and cash equivalents .........................................        (96)         (65,900)

Cash and cash equivalents, beginning of period ....................................         96          112,034
                                                                                     ---------       ----------

Cash and cash equivalents, end of period ..........................................  $       -       $   46,134
                                                                                     =========       ==========

          See accompanying notes to consolidated financial statements.

                           ENGAGE TECHNOLOGIES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Engage Technologies, Inc. ("Engage" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 29, 1999. The results for the three-month period ended October 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

B.   Cash and Short-Term Investments

     Engage's cash is invested in debt instruments of financial institutions and corporations, and in a money market mutual fund. Engage has established guidelines relative to credit ratings, diversification, and maturities that help maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Equity securities represent shares of Informix Corporation. Short-term investments and marketable equity securities are classified as available for sale and reported at fair value with unrealized gains and losses included in stockholders' equity. Engage has not had any significant losses related to its investments.

C.   Earnings Per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

     Pro forma basic loss per share is based upon the weighted average number of common shares outstanding during the period. Pro forma diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period, computed using the "if-converted method". Common equivalent shares have been excluded from the computation of diluted loss per share in each period, as their effect would have been anti-dilutive in each period presented.

     Conversion of all preferred stock and debt to CMGI occurred upon the completion of the Company's initial public offering in July 1999. The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three months ended October 31, 1998 reflects the impact on pro forma basic and diluted net loss per share of such conversion as of the beginning of each period or date of issuance, if later, using the if-converted method. Historical basic and diluted net loss per share has not been presented for the three-month period ended October 31, 1998 because it is irrelevant due to the change in the Company's capital structure and resultant basic and diluted loss per share that resulted upon conversion of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the Company's reported net loss is as follows:

                           ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (unaudited)

                     BASIC AND DILUTED NET LOSS PER SHARE

                                                                              Three Months Ended
                                                                               October 31, 1999
                                                                            ----------------------
                                                                                (In thousands,
                                                                            except per share data)
     Numerator:
     Net loss............................................................         $  (10,546)

     Denominator:
     Weighted average shares outstanding................................              48,690
                                                                                  ----------

     Basic and diluted net loss per share...............................          $    (0.22)
                                                                                  ==========

     Options to purchase 9,144,000 shares of common stock during the three months ended October 31, 1999 were excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive.

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for the Company's reported net loss is as follows:

                 PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

                                                                              Three Months Ended
                                                                               October 31, 1998
                                                                            ----------------------
                                                                                (In thousands,
                                                                            except per share data)
     Numerator:
     Net loss...........................................................          $   (5,535)

     Denominator:
     Weighted average shares outstanding................................                 202
     Assumed conversion of preferred stock..............................              30,379
     Assumed conversion of debt to CMGI.................................               2,942
                                                                                  ----------

     Weighted average number of diluted shares outstanding..............              33,523
                                                                                  ----------
     Pro forma basic and diluted net loss per share.....................          $    (0.17)
                                                                                  ==========

     Options to purchase 4,181,000 shares of common stock during the three months ended October 31, 1998 were excluded from the calculation of pro forma diluted loss per share because the effect would have been anti-dilutive.

D.   Comprehensive Loss

     The components of comprehensive loss for the Company include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                                                 October 31,        October 31,
                                                                                    1998               1999
                                                                                -----------         ------------
     Net loss...........................................................        $    (5,535)        $    (10,546)
     Foreign currency adjustments.......................................                342                  109
     Net unrealized holding gain arising during the period..............                168                    6
                                                                                -----------         ------------
     Comprehensive loss.................................................        $    (5,025)        $    (10,431)
                                                                                ===========         ============

                           ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 (unaudited)

E.   Investments

     The fair value of investments has been determined through information obtained from market sources. Engage uses a specific identification cost method to determine the gross realized gains and losses on the sale of securities. No securities were sold in the three months ended October 31, 1999 and 1998. The Company's cash and cash equivalents and available-for-sale securities at October 31, 1999 were as follows:

                                                                  Gross             Gross
                                              Amortized        Unrealized        Unrealized          Estimated
                                                 Cost             Gains             Losses           Fair Value
                                            ------------      ------------      ------------       -------------
     Cash and money market mutual fund      $     11,341      $          -      $          -       $      11,341
     Commercial paper                             83,810                 -               (16)             83,794
     Equity securities                             1,761                 -              (671)              1,090
     Certificate of deposit                        4,976                 -                (1)              4,975
                                            ------------      ------------      ------------       -------------
       Total investments                    $    101,888      $          -      $       (688)      $     101,200
                                            ============      ============      ============       =============

     Amounts included in:
     Cash and cash equivalents              $     46,134      $          -      $          -       $      46,134
     Available-for-sale securities                55,754                 -              (688)             55,066
                                            ------------      ------------      ------------       -------------
                                            $    101,888      $          -      $       (688)      $     101,200
                                            ============      ============      ============       =============

     At July 31, 1999, the Company had available-for sale securities recorded at amortized cost totaling $1,067,000.

F.   Non-Cash Transactions

     During the three months ended October 31, 1999, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, the Company has recorded a reduction of $1,673,000 in both deferred compensation and additional paid-in capital.

G.   Subsequent Event

     In September 1999, the Company signed an agreement pursuant to which it will acquire AdKnowledge, Inc. ("AdKnowledge"), a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. Under the terms of the merger and contribution agreement, CMGI will initially acquire control of AdKnowledge through the issuance of approximately $170 million of CMGI common stock in a merger of a subsidiary of CMGI into AdKnowledge. The value of the CMGI common stock being delivered is based on $93.28, the average of the last reported sales prices of the CMGI common stock over the 45 consecutive trading days ending two trading days prior to the effective time of this merger. This merger was completed on November 30, 1999, with CMGI owning approximately 88% of the common stock of AdKnowledge on such date. This merger will be followed by a contribution of AdKnowledge shares held by CMGI and AdKnowledge shareholders to the Company in exchange for approximately $193 million of the Company's common stock, $0.01 par value per share (the "Common Stock"). The value of the Common Stock being delivered is $34.59, the average of the last reported sales price of the Company's Common Stock over the 45 consecutive trading days ending two trading days prior to the effective time of this merger. Any remaining holders of AdKnowledge common stock will receive the Company's Common Stock in a short-form merger with a subsidiary of the Company. Included in the purchase price are $19.3 million in Common Stock that will be held in escrow for the purpose of securing the indemnification obligations of those AdKnowledge shareholders who receive merger shares and certain performance and employee retention milestones.

Additional information related to the proposed interested party transaction is available in the Company's definitive proxy statement filed with the Securities and Exchange Commission on November 19, 1999.

H.   New Accounting Pronouncements

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999 the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Although the Company is still in the process of analyzing the impact of SAB No. 100 and SAB No. 101, if any, on its consolidated financial statements and related disclosures, the Company expects that there will be no material impact on its financial position or its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's future business plans, the Company's expectation that it will continue to expand its services and support staff, the Company's belief that costs will continue to exceed revenues for several more quarters, the Company's liquidity, the Company's Year 2000 readiness and the Company's disclosure about market risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements.
These factors include those set forth in this section, the "Risk Factors"
section included in the Company's Annual Report on Form 10-K filed with the SEC on October 29, 1999, and the risk factors discussed in the Company's other filings with the SEC.

Results of Operations

  Engage is a leading provider of profile-based Internet marketing solutions. Engage is an approximately 79% owned subsidiary of CMGI, Inc ("CMGI"). The Company offers a range of products and services that enable Web publishers, advertisers and merchants to target the delivery of advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness. Engage has generated most of its revenue to date through sales of its local profiling and advertising management software and outsourced services, as well as its services for measuring and analyzing Web site traffic. In July 1999, Engage commercially introduced its Engage Knowledge data service to customers. Engage Knowledge provides real-time access to Engage's database of more than 42 million anonymous profiles of Web users for more effective targeting of online advertising, promotions and content. In October 1999, Engage introduced Engage AudienceNet, the first Web-wide profile driven advertising and marketing network that uses Engage's anonymous, behavior based profiles to deliver substantial benefits to media buyers, Web sites and ad networks.

  In April 1999, Engage acquired Internet Profiles Corporation ("I/PRO"), which provides Web site traffic measurement and audit services. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

  In September 1999, the Company signed an agreement pursuant to which it will acquire AdKnowledge, Inc. ("AdKnowledge"), a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. Under the terms of the merger and contribution agreement, CMGI will initially acquire control of AdKnowledge through the issuance of approximately $170 million of CMGI common stock in a merger of a subsidiary of CMGI into AdKnowledge. The value of the CMGI common stock being delivered is based on $93.28, the average of the last reported sales prices of the CMGI common stock over the 45 consecutive trading days ending two trading days prior to the effective time of this merger. This merger was completed on November 30, 1999, with CMGI owning approximately 88% of the common stock of AdKnowledge on such date. This merger will be followed by a contribution of AdKnowledge shares held by CMGI and AdKnowledge shareholders to the Company in exchange for approximately $193 million of the Company's common stock, $0.01 par value per share (the "Common Stock"). The value of the Common Stock being delivered is $34.59, the average of the last reported sales price of the Company's Common Stock over the 45 consecutive trading days ending two trading days prior to the effective time of this merger. Any remaining holders of AdKnowledge common stock will receive the Company's Common Stock in a short-form merger with a subsidiary of the Company. Included in the purchase price are $19.3 million in Common Stock that will be held in escrow for the purpose of securing the indemnification obligations of those AdKnowledge shareholders who receive merger shares and certain performance and employee retention milestones.

Revenue

  Total revenue increased from $1.6 million for the three months ended October 31, 1998 to $8.3 million for the three months ended October 31, 1999. Revenue from the Company's product offerings accounted for approximately 84% of total revenue for the three months ended October 31, 1998, compared to 82% of total revenue for the three months ended October 31, 1999. The increase in total revenue was primarily the result of an increase in revenue derived from the increased sales of the Company's AdManager, DecisionSupportServer and ProfileServer products, and to a lesser extent, the inclusion of I/PRO's revenue in product revenue for the three months ended October 31, 1999.

  Product revenue increased from $1.3 million for the three months ended October 31, 1998 to $6.8 million for the three months ended October 31, 1999. Approximately 50% of this increase resulted from increased sales of products available in each period due to increased market awareness and acceptance of the Company's products. The balance of the increase was the result of the I/PRO acquisition and the introduction of new products that were not available for the three months ended October 31, 1998.

  Service and support revenue increased from $255,000 for the three months ended October 31, 1998 to $1.5 million for the three months ended October 31, 1999. The 483% increase quarter-over-quarter was the result of increased software support and maintenance revenue resulting from increased product revenue and two large consulting arrangements during the three months ended October 31, 1999.

Cost of Revenue

  Cost of product revenue includes royalties paid to various parties for the incorporation of their technology into Engage's products, costs associated with the I/PRO, Engage Knowledge and AudienceNet product offerings, as well as fees paid for outsourced data center operations and the amortization of developed technology acquired in the Accipiter and I/PRO acquisitions. Cost of support and services revenue is primarily comprised of payroll and benefits, and allocated overhead costs associated with Engage's customer support and consulting groups.

  Cost of product revenue increased from $582,000 for the three months ended October 31, 1998 to $3.2 million for the three months ended October 31, 1999. Of the total dollar increase, $1.6 million was due to the I/PRO acquisition and the resultant three months of incremental operational costs associated with I/PRO's product offerings. In addition, a significant portion of the increase was associated with Engage's AdBureau, Engage Knowledge and AudienceNet products. Finally, a portion of the increase was the result of increased amortization costs resulting from the amortization of developed technology acquired in the I/PRO acquisition. Cost of product revenue was 44% of product revenue for the three months ended October 31, 1998, compared to 47% of product revenue for the three months ended October 31, 1999. The increase in cost of product revenue as a percentage of product revenue was the result of the inclusion of revenue from I/PRO products in revenue for the three months ended October 31, 1999.

  Cost of service and support revenue increased from $625,000 for the three months ended October 31, 1998 to $1.2 million for the three months ended October 31, 1999. Costs for the three months ended October 31, 1998 exceeded the related revenue due to Engage's continued investment in service and support staff in advance of anticipated product sales. Engage's service and support staff increased 227% from October 31, 1998 to October 31, 1999. Engage expects to continue to expand its service and support staff and anticipates that costs may exceed revenue for several more quarters. Cost of service and support revenue was 245% of service and support revenue at October 31, 1998, compared to 78% of service and support revenue at October 31, 1999. As a percentage of service and support revenue, the improvement in costs reflects the continued growth of the Company's service and support business and the spreading of certain fixed costs over a growing revenue base. Additionally, the Company had two large consulting arrangements during the three months ended October 31, 1999.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Research and development expenses increased from $2.0 million for the three months ended

October 31, 1998 to $3.3 million for the three months ended October
31, 1999, a 68% increase. This increase was due to the I/PRO acquisition and the inclusion of I/PRO's operations for the three months ended October 31, 1999, and to a lesser extent, the expansion of the Company's research and development activities. Overall, including the acquisition of I/PRO, Engage's research and development staff increased 121% from October 31, 1998 to October 31, 1999. These increases were offset somewhat by a decrease in spending on the translation of Engage's products into certain foreign languages, projects which were substantially completed during fiscal 1999. Research and development expenses were 124% of total revenue for the three months ended October 31, 1998, compared to 40% of total revenue for the three months ended October 31, 1999. This decrease is the direct result of the increase in quarter over quarter revenue.

  Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees and advertising expenses. Selling and marketing expenses increased from $1.9 million for the three months ended October 31, 1998 to $8.0 million for the three months ended October 31, 1999, a 332% increase. The increase in costs was primarily due to the continuing expansion of Engage's sales force, as well as approximately $1.6 million resulting from the I/PRO acquisition and the inclusion of I/PRO's operations for the three months ended October 31, 1999. Overall, including the acquisition of I/PRO, Engage's sales and marketing staff increased 359% from October 31, 1998 to October 31, 1999. In addition, a portion of the increase was related to increases in product advertising costs resulting from the release of new products. Sales and marketing expenses were 117% of total revenues for the three months ended October 31, 1998, compared to 97% for the three months ended October 31, 1999. The decrease is the result of the increase in quarter over quarter revenue.

  General and Administrative. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facility and related costs and depreciation expense. General and administrative expenses increased from $687,000 for the three months ended October 31, 1998 to $1.8 million for the three months ended October 31, 1999, a 164% increase. The increase was primarily due to an increase in payroll and related costs associated with the support of growing operations and from the inclusion of I/PRO's operations for the three months ended October 31, 1999. General and administrative costs were 43% of total revenue for the three months ended October 31, 1998, compared to 22% for the three months ended October 31, 1999. The decrease is the result of the increase in quarter over quarter revenue.

  Amortization of Goodwill and Other Intangibles. Amortization of intangible assets increased from $1.0 million for the three months ended October 31, 1998 to $2.3 million for the three months ended October 31, 1999. The increase was due to the acquisition of I/PRO in April 1999.

  Stock Compensation. Stock compensation costs decreased from $196,000 for the three months ended October 31, 1998 to $102,000 for the three months ended October 31, 1999. Beginning in April 1998, Engage commenced the recognition of compensation expense relating to approximately 173,080 shares of CMGI common stock held in escrow to be issued to the employee stockholders of Accipiter who satisfy a two-year employment continuation provision. Additionally, beginning in February 1999, Engage began to recognize stock compensation costs as a result of stock options granted during fiscal 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant. During the three months ended October 31, 1999, as the result of the termination of employment of certain employees prior to the vesting of their stock options, the Company reversed $122,000 of stock compensation expense that had been recorded in prior quarters and ceased monthly stock compensation expense recognition related to the terminated employees. As such, for the three months ended October 31, 1999 the increase in stock compensation costs resulting from the stock options issued in February 1999 was more than offset by the reversal of compensation costs recorded in prior periods.

Equity in Loss of Joint Venture

  Equity in loss of Engage's 46% interest in a Japanese joint venture was $10,000 for the three months ended October 31, 1998, compared to $326,000 for the three months ended October 31, 1999. The increase in Engage's share of losses in the joint venture represents the joint venture's continued investment in expanding its sales and marketing presence within its market.

Interest (Expense) Income, Net

  Interest expense, net was $160,000 for the three months ended October 31, 1998, compared to interest income, net of $1.3 million for the three months ended October 31, 1999. During fiscal 1998, Engage entered into an arrangement with CMGI which required Engage to accrue interest on intercompany debt at a rate of 7% per annum. During the three months ended October 31, 1998, interest expense was recorded on this debt, all of which was converted into equity in connection with Engage's initial public offering in July 1999. During the three months ended October 31, 1999, interest income was earned from investing the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

  The Company's cash and cash equivalents decreased from $112.0 million at July 31, 1999 to $46.1 million at October 31, 1999, primarily the result of investing $54.0 million in available-for-sale securities and investing $2.0 million in a strategic partner of the Company. The company recorded the $2.0 million investment at cost, and has classified the investment within Other Assets In addition, a portion of the decrease is the result of $10.3 million used to fund operating activities and $706,000 used to acquire property and equipment. Historically, the Company has funded its operations and capital expenditures through funds received from CMGI and recently from its initial public offering proceeds.

  The Company has experienced a substantial increase in its expenditures since inception consistent with its growth in operations and staffing. The Company anticipates that expenditures will continue to increase for the foreseeable future as the Company accelerates the growth of its business. Additionally, the Company will continue to evaluate investment opportunities in businesses that management believes will complement its technologies and marketing strategies.

  The Company currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. However, the Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. On a long-term basis, the Company may require additional external financing through credit facilities, sales of additional equity or other debt instruments. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and its stockholders may experience additional dilution. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

Foreign Operations

  The results of the Company's international operations are subject to currency fluctuations. As of October 31, 1999, the Company had subsidiaries in the United Kingdom and Germany, and had a joint venture in Japan. To date, the Company's financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and operations are commenced in additional countries, there can be no guarantee that the Company's financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities. The Company is in the process of correcting the Year 2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems.

State of Readiness

   The Company has made an assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support the Company's systems. The Company's Year 2000 compliance efforts and status of such efforts as of December 1999 consist of the following:

   . Identification of all software products, information technology systems and non-information technology systems that may be affected by Year 2000 issues. This phase has been substantially completed.

   . Assessment of repair or replacement requirements. This phase has been substantially completed.

   .   Repair or replacement. This phase has been substantially completed.

   .   Testing of software products is substantially completed.

   .   Implementation of repaired software products is substantially completed.

   . Creation of contingency plans in the event of Year 2000 failures. This phase has been substantially completed.

   For its currently marketed software products, the Company has substantially completed its Year 2000 compliance testing efforts and believes that its products are Year 2000 compliant in all material respects. The Company also has conducted less extensive testing of older versions of its products. While the Company is not aware of any material respect in which its older products are not Year 2000 compliant, it has offered customers using older products the option to upgrade to current versions at no additional charge. The Company also has tested its internal and third party provided systems that are used to deliver customer services. The Company has received assurances from NaviSite, a major third-party vendor and affiliate, that NaviSite will be responsible for ensuring that its system is Year 2000 ready.

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

Costs

   At October 31, 1999, the Company had spent approximately $960,000 on Year 2000 compliance issues and expects to incur an additional $240,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of the Company's expenses have related to the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters and costs to replace non-compliant equipment. Future costs are expected to consist principally of operating costs associated with consultants. Such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The carrying values of financial instruments including cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

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

                         PART II.     OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

  In September 1999, five former employees exercised options to purchase an aggregate of 31,743 shares of the Company's Common Stock for an aggregate purchase price of $19,971. In October 1999, two former employees exercised options to purchase an aggregate of 1,864 shares of the Company's Common Stock for an aggregate purchase price of $736. No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Rule 701 under the Securities Act.

  In connection with the Company's initial public offering, on July 19, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-78015) effective. Goldman, Sachs & Co., Hambrecht & Quist and Bear Stearns & Co. served as managing underwriters of the offering. On July 23, 1999, the Company sold 6,900,000 shares of its Common Stock (including the underwriters' over-allotment option) at $15 per share to the underwriters. Net proceeds received by the Company in the initial public offering were approximately $94.8 million reflecting gross proceeds of $103.5 million net of underwriter commissions of approximately $7.2 million and other estimated offering costs of approximately $1.5 million.

  The following table sets forth all expenses, including underwriting discounts and commissions, payable by the Company in connection with the sale of 6,900,000 shares of Common Stock registered in the offering, as well as the net offering proceeds after deducting all such expenses:

                                                               (in thousands)

Gross proceeds                                                   $103,500

Underwriting discounts and commission                               7,245
Finder's fee                                                            -
Expenses paid to or for underwriters                                    -
Other expenses                                                      1,500
                                                                 --------
Total expenses                                                      8,745
                                                                 --------

Net offering proceeds to Company after expenses                  $ 94,755
                                                                 ========


The following table sets forth the Company's cumulative use of proceeds as of October 31, 1999:


                                                              (in thousands)

Construction of plant, building and facilities                 $        -

Purchase and installation of machinery and equipment                  706
Purchases of real estate                                                -
Acquisition of  other businesses                                        -
Repayment of indebtedness                                               -
Working capital                                                    10,258
Temporary investments: cash and cash equivalents                   27,775
Temporary investments: available for sale securities               54,016
Temporary investments: other                                        2,000
All other purposes                                                      -

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       10.1 Agreement and Plan of Merger and Contribution, dated September 23, 1999, by and among the Registrant, CMGI, Inc., AK Acquisition Corp., and AdKnowledge, Inc.

       10.2 Inter-Company Agreement, dated September 23, 1999, by and between the Registrant and CMGI, Inc.

       10.3 Lease Agreement By and Between Carolina Blackhawk, LLC, as Landlord and Engage Technologies, Inc., as Tenant, dated October 1999.

       27     Financial Data Schedule

  (b)  Reports on Form 8-K

  On October 6, 1999, the Company filed a report on Form 8-K announcing that on September 23, 1999, the Company, CMGI, Inc., AK Acquisition Corp., a
California corporation and a wholly-owned subsidiary of CMGI, AdKnowledge, a California corporation, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns, and Steve Findley, John Mracek and Kevin Wandryk (collectively, the "Shareholder Representative") executed an Agreement and Plan of Merger and Contribution. Upon the completion of the transactions contemplated by the Agreement and Plan of Merger and Contribution, AdKnowledge will become a wholly-owned subsidiary of the Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on December 15, 1999.


                                        By: /s/  Paul L. Schaut
                                           ----------------------------------
                                           Paul L. Schaut
                                           Chief Executive Officer and President

                                        By: /s/  Stephen A. Royal
                                           ------------------------------------
                                           Stephen A. Royal
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting and Financial
                                           Officer of the Registrant)