Form 10-Q
period 2000-01-31
ENGAGE TECHNOLOGIES INC
filed 2000-03-16
CIK 1084573

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

             [ ] Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ____

                                   ----------

                        COMMISSION FILE NUMBER 000-26671


                            ENGAGE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              04-3281378
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


100 BRICKSTONE SQUARE, ANDOVER, MASSACHUSETTS                       01810
  (Address of principal executive offices)                        (Zip Code)


                                 (978) 684-3884
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

The number of shares outstanding of the registrant's Common Stock as of March 1, 2000 was 54,176,543.


================================================================================

                            ENGAGE TECHNOLOGIES, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2000

                                   ----------

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         a)   Consolidated Balance Sheets as of July 31, 1999 and
              January 31, 2000 (unaudited) .................................  3

         b)   Consolidated Statements of Operations (unaudited) for
              the three and six months ended January 31, 1999
              and 2000 .....................................................  4

         c)   Consolidated Statements of Cash Flows (unaudited) for
              the six months ended January 31, 1999 and 2000 ...............  5

         d)   Notes to Interim Consolidated Financial Statements ...........  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 20

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ......................... 21

Item 4.  Submission of Matters to a Vote of Security Holders ............... 21

Item 6.  Exhibits and Reports on Form 8-K .................................. 22

SIGNATURES

EXHIBIT INDEX

                           ENGAGE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                              JULY 31,     JANUARY 31,
                                                               1999            2000
                                                              --------      ---------
                                                                           (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents ................................  $112,034       $ 44,010
  Available-for-sale securities ............................     1,067         44,678
  Accounts receivable, less allowance for doubtful
    accounts of $986 and $1,621 at July 31, 1999 and
    January 31, 2000, respectively .........................     5,632         12,861
  Prepaid expenses .........................................       595          1,978
                                                              --------       --------
     Total current assets ..................................   119,328        103,527
                                                              --------       --------

Property and equipment, net ................................     1,801          7,168
Investment in joint venture ................................     1,047            415
Intangible assets, net of accumulated amortization
    of $7,903 and $22,191 at July 31, 1999 and
    January 31, 2000, respectively .........................    41,401        193,765
Restricted cash ............................................        --          1,661
Other assets ...............................................       371          3,010
                                                              --------       --------
     Total assets ..........................................  $163,948       $309,546
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ........................  $     --       $  2,028
  Obligation under capital lease ...........................       302          1,041
  Due to CMGI and affiliates ...............................       131          1,878
  Accounts payable .........................................     1,002          3,118
  Accrued expenses and other current liabilities ...........    10,047         19,751
  Deferred revenue .........................................     4,293          5,162
                                                              --------       --------
     Total current liabilities .............................    15,775         32,978
                                                              --------       --------

Deferred revenue ...........................................     1,508          1,067
Long-term debt, net of current portion .....................        --          2,812
Obligation under capital lease, net of current portion .....       367          1,768
Other long-term liabilities ................................        --            443

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
     authorized, 0 issued and outstanding ..................        --             --
  Common Stock, $.01 par value, 150,000 shares
     authorized, 97,349 and 108,153 shares issued
     and outstanding at July 31, 1999 and
     January 31, 2000, respectively ........................       973          1,082
  Additional paid-in capital ...............................   208,183        367,361
  Deferred compensation ....................................    (4,024)        (2,025)
  Accumulated other comprehensive (loss) income ............      (353)           442
  Accumulated deficit ......................................   (58,481)       (96,382)
                                                              --------       --------
     Total stockholders' equity ............................   146,298        270,478
                                                              --------       --------
     Total liabilities and stockholders' equity ............  $163,948       $309,546
                                                              ========       ========



          See accompanying notes to consolidated financial statements.

                            ENGAGE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JANUARY 31,             JANUARY 31,
                                                           --------------------      -------------------
                                                             1999        2000          1999       2000
                                                           --------    --------      --------   --------

Revenue:
     Product revenue ....................................  $  1,599    $ 11,088      $  2,744   $ 16,322
     Product revenue, related parties ...................       658         463           844      2,045
     Services and support revenue .......................       393       1,115           627      2,283
     Services and support revenue, related parties ......        29         103            50        421
                                                           --------    --------      --------   --------
         Total revenue ..................................     2,679      12,769         4,265     21,071
                                                           --------    --------      --------   --------
Cost of revenue:
     Cost of product revenue ............................       961       7,434         1,543     10,622
     Cost of services and support revenue ...............       892       1,749         1,517      2,911
                                                           --------    --------      --------   --------
         Total cost of revenue ..........................     1,853       9,183         3,060     13,533
                                                           --------    --------      --------   --------
         Gross profit ...................................       826       3,586         1,205      7,538
                                                           --------    --------      --------   --------
Operating expenses:
     In-process research and development ................        --       2,317            --      2,317
     Research and development ...........................     1,828       4,592         3,788      7,885
     Selling and marketing ..............................     1,846      10,040         3,704     18,071
     General and administrative .........................       629       3,170         1,316      4,985
     Amortization of goodwill and other intangibles .....     1,043      11,445         2,086     13,728
     Stock compensation .................................       195         224           391        326
                                                           --------    --------      --------   --------
         Total operating expenses .......................     5,541      31,788        11,285     47,312
                                                           --------    --------      --------   --------
Loss from operations ....................................    (4,715)    (28,202)      (10,080)   (39,774)

Other income (expense):
     Equity in loss of joint venture ....................      (150)       (374)         (160)      (700)
     Other expense ......................................        --         (33)           --        (25)
     Interest income ....................................        --       1,421            --      2,777
     Interest expense ...................................      (179)       (167)         (339)      (179)
                                                           --------    --------      --------   --------

Net loss ................................................  $ (5,044)   $(27,355)     $(10,579)  $(37,901)
                                                           ========    ========      ========   ========

Basic and diluted net loss per share ....................              $  (0.26)                $  (0.38)
                                                                       ========                 ========
Weighted average number of basic and diluted
   shares outstanding ...................................               104,489                  100,935
                                                                       ========                 ========
Pro forma basic and diluted net loss per share ..........  $  (0.07)                 $  (0.16)
                                                           ========                  ========
Pro forma weighted average number of basic and
   diluted shares outstanding ...........................    67,550                    67,297
                                                           ========                  ========



          See accompanying notes to consolidated financial statements.

                            ENGAGE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                          SIX MONTHS ENDED JANUARY 31,
                                                                          ---------------------------
                                                                            1999              2000
                                                                          --------          ---------

Cash flows from operating activities:
   Net loss ............................................................  $(10,579)         $ (37,901)
   Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization .....................................     2,488             15,328
     Equity in loss of joint venture ...................................       160                721
     Provision for bad debts ...........................................        41                571
     Stock compensation ................................................       391                326
     Amortization of discount on available-for-sales securities ........        --               (767)
     Gain on sale of available-for-sale securities .....................        --                (40)
     In-process research and development ...............................        --              2,317
     Changes in operating assets and liabilities, net of impact of acquisitions:
         Accounts receivable ...........................................      (120)            (5,778)
         Prepaid expenses and other assets .............................        13             (2,238)
         Net change in due to CMGI and affiliates ......................        --              1,782
         Accounts payable ..............................................       358                122
         Accrued expenses ..............................................     1,681                533
         Deferred revenue ..............................................     3,472                 52
                                                                          --------          ---------
           Net cash used for operating activities ......................    (2,095)           (24,972)
                                                                          --------          ---------
Cash flows from investing activities:
   Purchase of available-for-sale securities ...........................        --            (54,016)
   Proceeds from redemption of available-for-sale securities ...........        --             11,800
   Net cash acquired on acquisition of subsidiary ......................        --              3,044
   Investment in joint venture .........................................    (1,424)                --
   Long-term investment at cost ........................................        --             (2,000)
   Purchases of property and equipment .................................      (118)            (2,104)
   Proceeds from sale of property and equipment ........................        --                  8
                                                                          --------          ---------
           Net cash used for investing activities ......................    (1,542)           (43,268)
                                                                          --------          ---------
Cash flows from financing activities:
   Net change in debt to CMGI and affiliates ...........................     1,598                 --
   Proceeds from stock option exercises ................................         9                384
   Proceeds from stock issued under Employee Stock Purchase Plan .......        --                298
   Issuance of preferred stock, net of issuance costs ..................     1,934                 --
   Repayment of capital lease obligations ..............................        --               (155)
   Repayment of long-term borrowings ...................................        --               (313)
                                                                          --------          ---------
           Net cash provided by financing activities ...................     3,541                214
                                                                          --------          ---------
Effect of exchange rate changes on cash and cash equivalents ...........        --                  2
                                                                          --------          ---------
Net decrease in cash and cash equivalents ..............................       (96)           (68,024)

Cash and cash equivalents, beginning of period .........................        96            112,034
                                                                          --------          ---------
Cash and cash equivalents, end of period ...............................  $     --          $  44,010
                                                                          ========          =========



          See accompanying notes to consolidated financial statements.

                            ENGAGE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Engage Technologies, Inc. ("Engage" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC") on October 29, 1999. The results for the three and six-month periods ended January 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current year presentation.

B.    CASH AND SHORT-TERM INVESTMENTS

      Engage's cash is invested in debt instruments of financial institutions and corporations, and in a money market mutual fund. Engage has established guidelines relative to credit ratings, diversification, and maturities that it believes help maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Short-term investments and marketable equity securities are classified as available for sale and reported at fair value with unrealized gains and losses included within stockholders' equity as a component of comprehensive income. Engage has not had any significant realized or unrealized losses related to its investments.

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

      Conversion of all preferred stock and debt to CMGI occurred upon the completion of the Company's initial public offering in July 1999. The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and six months ended January 31, 1999 reflect the impact on pro forma basic and diluted net loss per share of such conversion as of the beginning of each period or date of issuance, if later, using the if-converted method. Historical basic and diluted net loss per share has not been presented for the three and six-month periods ended January 31, 1999 because it is irrelevant due to the change in the Company's capital structure and resultant basic and diluted loss per share that resulted upon conversion of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

      The reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the Company's reported net loss is as follows:

                            ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                      BASIC AND DILUTED NET LOSS PER SHARE

                                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JANUARY 31, 2000     JANUARY 31, 2000
                                                               ------------------    ----------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

NUMERATOR:
Net loss........................................................    $(27,355)            $(37,901)
                                                                    --------             --------
DENOMINATOR:
Weighted average shares outstanding.............................     104,489              100,935
                                                                    --------             --------

Basic and diluted net loss per share ...........................    $  (0.26)            $  (0.38)
                                                                    ========             ========

      At January 31, 2000, the Company had outstanding stock options to purchase 20,668,182 shares of common stock at a weighted average exercise price of $7.30 that could potentially dilute earnings per share. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

      The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for the Company's reported net loss is as follows:

                 PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JANUARY 31, 1999      JANUARY 31, 1999
                                                              ------------------     ----------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

NUMERATOR:
Net loss.......................................................     $ (5,044)            $(10,579)
                                                                    --------             --------
DENOMINATOR:
Weighted average shares outstanding............................          430                  416
Assumed conversion of preferred stock..........................       60,954               60,856
Assumed conversion of debt to CMGI.............................        6,166                6,025
                                                                    --------             --------

Weighted average number of diluted shares outstanding..........       67,550               67,297
                                                                    --------             --------

Pro forma basic and diluted net loss per share ................     $  (0.07)            $  (0.16)
                                                                    ========             ========

      At January 31, 1999, the Company had outstanding stock options to purchase 9,709,120 shares of common stock at a weighted average exercise price of $0.82 that could potentially dilute earnings per share. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

D.    ACQUISITION

      On December 22, 1999, Engage completed its acquisition of AdKnowledge Inc. ("AdKnowledge"), a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. Previously, on September 23, 1999, Engage, CMGI, AK Acquisition Corp., a wholly-owned subsidiary of CMGI, AdKnowledge, and Steve Findley, John Mracek and Kevin Wandryk (collectively, the "Shareholder Representative") executed an Agreement and Plan of Merger and Contribution (the "Merger Agreement"). Upon the completion of the transactions contemplated by the Merger Agreement, AdKnowledge became a wholly-owned subsidiary of Engage. Specifically, the Merger Agreement contemplated:

                            ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


      First, a merger of Transitory Sub with and into AdKnowledge, with AdKnowledge being the surviving corporation (the "Surviving Corporation"). In this merger, all the AdKnowledge preferred shareholders received CMGI common stock and a new class of AdKnowledge common stock ("Surviving Corporation Common Stock"), and all common shareholders of AdKnowledge received shares of Surviving Corporation Common Stock. Upon completion of this merger on November 30, 1999, CMGI owned approximately 88% of the Surviving Corporation Common Stock.

      Second, CMGI and other shareholders of Surviving Corporation contributed their Surviving Corporation Common Stock to Engage in exchange for approximately
10.3 million shares of Engage common stock (the "Contribution"). Engage issued common stock from its authorized but unissued capital stock.

      Third, Engage consummated a California short-form merger (the "Short-Form Merger") between Surviving Corporation and a wholly-owned subsidiary of Engage ("Engage Sub"), pursuant to which Engage Sub merged with and into Surviving Corporation, with Surviving Corporation being the surviving corporation in such merger. Any remaining holders of Surviving Corporation Common Stock received Engage common stock in this merger.

      Total purchase consideration was valued at approximately $161 million, net of cash acquired of $3.0 million. Included in the purchase consideration was $3.8 million in direct acquisition costs. In connection with the contribution and the Short-Form Merger, Engage issued approximately 9.8 million shares of its common stock to CMGI for CMGI's 88% interest in Surviving Corporation and approximately 506,000 shares of its common stock directly to shareholders of Surviving Corporation, valued at approximately $142.4 million in the aggregate. Additionally, stock options to acquire Engage's common stock issued in the contribution, valued at approximately $18 million, have been included in the purchase consideration.

      Contingent consideration, comprised of approximately 414,000 shares of CMGI common stock (adjusted for stock splits), has been placed in escrow (the "Escrow Shares") to satisfy certain performance goals and indemnifications. The value of the Escrow Shares has not been reflected in the aggregate purchase consideration and will be recorded as additional purchase price at the then-fair value upon the attainment of certain performance goals measured through November 30, 2000. Engage issued approximately 1,116,000 of its common shares to CMGI in consideration for the Escrow Shares. No value has been ascribed to the value of these shares. If the performance goals are met and the Escrow Shares are released to the AdKnowledge shareholders, Engage will record the fair value of the CMGI shares issued to AdKnowledge shareholders on the release date as additional purchase price. Any difference in the fair value of Engage shares at the release date compared to the value of the Escrow Shares will be recorded as a capital transaction between entities under common control. Under the terms of an Intercompany Agreement between Engage and CMGI, in the event that any Escrow Shares are returned to CMGI, CMGI shall pay Engage, in cash or other property, a sum equal to the value of the returned Escrow Shares.

      Management is primarily responsible for estimating the fair value of purchased in-process research and development. The portion of the purchase price allocated to in-process research and development was $2,317,000, or approximately 1.2% of the total purchase price. At the acquisition date, AdKnowledge's major in-process projects were: (1) the development of the AdKnowledge System Architecture Upgrade, which was intended to scale its software to handle more customers, internationalize the AdKnowledge System, and help AdKnowledge deploy new features more rapidly; (2) the development of the AdServer Network Capacity Upgrade, which was intended to allow the AdKnowledge System to handle more volume; (3) the AdServer Network Operating System Change, which was intended to improve the managing of AdKnowledge's advertising campaigns; (4) the development of the Optimal Global Domain Name Service, which was intended to optimize traffic flow, deliver advertisements faster, and improve the performance of the AdKnowledge System; and (5) the development of QA Automation Procedures, which was intended to allow AdKnowledge to release features on the AdKnowledge System more quickly and with better quality.

      At the date of the acquisition, management estimated that completion of the Architecture Upgrade technology would be accomplished by August 2000. The initial development effort had commenced in November 1998. At the acquisition date, technological feasibility of the Architecture Upgrade had not been reached. At the time of the AdKnowledge purchase, the Architecture Upgrade project was approximately 57% complete.

                            ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

      At the date of the acquisition, management estimated that completion of the Capacity Upgrade technology would be accomplished by January 2000. The initial development effort had commenced in October 1999. At the acquisition date, technological feasibility of the Capacity Upgrade had not been reached. At the time of the AdKnowledge purchase, the Capacity Upgrade project was approximately 65% complete.

      At the date of the acquisition, management estimated that completion of the Operating System technology would be accomplished by March 2000. The initial development effort had commenced in October 1999. At the acquisition date, technological feasibility of the Operating System Change had not been reached. At the time of the AdKnowledge purchase, the Operating System Change project was approximately 28% complete.

      At the date of the acquisition, management estimated that completion of the Optimal Global Domain Name Service technology would be accomplished by June 2000. The initial development effort had commenced in September 1999. At the acquisition date, technological feasibility of the Optimal Global Domain Name Service had not been reached. At the time of the AdKnowledge purchase, the Optimal Global Domain Name Service project was approximately 23% complete.

      At the date of the acquisition, management estimated that completion of the QA Automation Procedures technology would be accomplished by June 2000. The initial development effort had commenced in June 1999. At the acquisition date, technological feasibility of the QA Automation Procedures had not been reached. At the time of the AdKnowledge purchase, the QA Automation Procedures project was approximately 75% complete.

      The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including developed technology, assembled workforce, trade names/trademarks, database, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rates used for in-process research and development range from 25% to 30%, reflecting a 10% to 15% premium over the estimated weighted-average cost of capital of 15%. These different discount rates reflect the relative risk of the technologies, and their stage of completion.

      The resulting net cash flows to which the discount rates were applied are based on Engage management's estimates of revenues, cost of revenues, research and development costs, selling and marketing costs, general and administrative costs, and income taxes from such acquired technologies. These estimates are based on the assumptions set forth below.

      Management projected average annual revenue increases for the forecast period based on its assessment of future market potential and the ability of AdKnowledge to successfully implement its in-process research and development projects. These growth rates were based on the expected growth of Internet users and online activity and the impact such growth would have on Internet advertising. Revenues related to each of the in-process research and development projects were identified.

      AdKnowledge's estimated cost of sales as a percentage of revenue is expected to decrease on a stand-alone basis, as efficiencies due to economies of scale are realized. The estimated cost of sales as a percentage of revenue is expected to decrease to a low of 30% in the third forecast year.

      AdKnowledge's estimated selling and marketing expenses are expected to be 30% as a percentage of revenues for the entire forecast period. Similarly, general and administrative expenses remained constant at 10%, as a percentage of revenues, for the entire forecast period.

      The acquisition of AdKnowledge has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The amount of the purchase price allocated to goodwill, developed technology and other identifiable intangible assets is being amortized on a straight-line basis over three years. Amortization of developed technology is charged to cost of product revenue, while amortization of goodwill and other identifiable intangible assets is reflected as a separate component within operating expenses.

                            ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


      The purchase price of the AdKnowledge acquisition was allocated as follows:

                                                                   (IN THOUSANDS)

Working capital deficit, net of cash acquired of $3,044...........     $ (7,954)
Property and equipment............................................        4,311
Other assets......................................................          515
In-process research and development...............................        2,317
Long-term obligations.............................................       (4,809)
Goodwill..........................................................      160,144
Developed technology..............................................        1,763
Other identifiable intangible assets..............................        4,745
                                                                       --------
Purchase price, net of cash acquired..............................     $161,032
                                                                       ========

      The following table represents the unaudited pro forma results of operations of the Company for the six months ended January 31, 1999 and 2000 as if the AdKnowledge acquisition had occurred on August 1, 1998. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation and the elimination of amounts expensed for in-process research and development. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future.

                                                            1999         2000
                                                          --------     --------

Net revenues............................................  $  5,615     $ 24,250
Net loss................................................   (42,677)     (64,884)
Net loss per share......................................     (0.55)       (0.60)


E.    COMPREHENSIVE LOSS

      The components of comprehensive loss for the Company include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

      The components of comprehensive loss, net of income taxes, are as follows:

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JANUARY 31,          JANUARY 31,
                                             ------------------    --------------------
                                              1999       2000        1999         2000
                                             -------   --------    --------    --------

Net loss...................................  $(5,044)  $(27,355)   $(10,579)   $(37,901)
Foreign currency adjustments...............        2        (18)        345          91
Net unrealized holding gain arising
   during the period.......................      945        698       1,113         704
                                             -------   --------    --------    --------
Comprehensive loss.........................  $(4,097)  $(26,675)   $ (9,121)   $(37,106)
                                             =======   ========    ========    ========

F.    INVESTMENTS

      The fair value of investments has been determined through information obtained from market sources. Engage uses a specific identification cost method to determine the gross realized gains and losses on the sale of securities. During the three months ended January 31, 2000, the Company sold its investment in Informix, Inc. The Company's cash and cash equivalents and available-for-sale securities at January 31, 2000 were as follows:

                            ENGAGE TECHNOLOGIES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                                        GROSS       GROSS
                                          AMORTIZED   UNREALIZED  UNREALIZED    ESTIMATED
                                             COST       GAINS       LOSSES      FAIR VALUE
                                          ---------   ----------  ----------    ----------

Cash and money market mutual fund ......   $21,247      $ --         $ --         $21,247
Commercial paper .......................    62,442        12           --          62,454
Certificate of deposit .................     4,991        --           (4)          4,987
                                           -------      ----         ----         -------
    Total investments ..................   $88,680      $ 12         $ (4)        $88,688
                                           =======      ====         ====         =======

AMOUNTS INCLUDED IN:
Cash and cash equivalents ..............   $44,010      $ --         $ --         $44,010
Available-for-sale securities ..........    44,670        12           (4)         44,678
                                           -------      ----         ----         -------
    Total ..............................   $88,680      $ 12         $ (4)        $88,688
                                           =======      ====         ====         =======


      At July 31, 1999, the Company had available-for sale securities recorded at amortized cost totaling $1,067,000.

G.    NON-CASH TRANSACTIONS

      During the six months ended January 31, 2000, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, the Company has recorded a reduction of $1,673,000 in both deferred compensation and additional paid-in capital.

      During the six months ended January 31, 2000, the Company acquired AdKnowledge through the issuance of common stock. See Note D.

H.    PENDING ACQUISITIONS

      On January 19, 2000, Engage and CMGI, the majority stockholder of the Engage, executed an Agreement and Plan of Merger and Contribution (the "Agreement") pursuant to which Engage will acquire Adsmart Corporation ("Adsmart") and Flycast Communications Corporation ("Flycast"). Under the terms of the Agreement, Engage will acquire Flycast and Adsmart from CMGI and will issue to CMGI approximately 65 million shares of common stock of Engage. The transaction will be accounted for as a combination of entities under common control (i.e., "as if pooling"), and is subject to customary conditions, including the approval of Engage's stockholders. CMGI has agreed to vote the shares of common stock of Engage held by it in favor of the transaction. The fair value of Engage's purchase consideration to be issued to CMGI in excess of CMGI's carrying values of the net assets of Flycast and Adsmart on the consummation date will be charged to equity. The transaction is expected to be completed in April or May 2000. Direct costs of the Adsmart and Flycast acquisition, consisting primarily of investment banker, legal and accounting fees, approximating $4.7 million will be expensed upon the closing of the acquisitions.

      The following table represents the unaudited pro forma results of operations of the Company for the six months ended January 31, 1999 and 2000 as if the completed AdKnowledge acquisition and the probable Flycast and Adsmart acquisitions had all occurred on August 1, 1998. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation and the elimination of amounts expensed for in-process research and development. The accompanying pro forma results are based on Flycast results for the six months ended December 31, 1998 and 1999. Additionally, the results of Adsmart used in the accompanying unaudited pro forma results are based upon estimates. Net loss and pro forma basic and diluted net loss per share exclude the actual and estimated impact of in-process research and development charges. In addition, pro forma basic and diluted net loss per share excludes the impact of the fair value of Engage's estimated purchase consideration issued to CMGI in excess of CMGI's carrying values of the net assets of Flycast and Adsmart to be charged to equity; such excess will be charged to equity in the period in which the pending acquisitions close. The estimated charge to equity is approximately $2.3 billion, and is subject to change upon the finalization of purchase accounting.

                                                       1999         2000
                                                    ---------    ---------

Net revenues......................................  $  12,174    $  86,231
Net loss..........................................   (193,844)    (235,300)
Net loss per share................................      (1.36)       (1.36)

I.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Although the Company is still in process of analyzing the impact of SAB No. 101, if any, on its consolidated statements and related disclosures, the Company expects that there will be no material impact on its financial position or its results of operations.

J.    SUBSEQUENT EVENT

      In February 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend is payable on April 3, 2000 to stockholders of record at the close of business on March 20, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event.

K.    RECLASSIFICATIONS

      Certain reclassification have been made to the prior year financial statements to conform to the current period presentation.

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

RESULTS OF OPERATIONS

      Engage is a leading provider of profile-based Internet marketing solutions. At January 31, 2000, Engage was an approximately 81% owned subsidiary of CMGI, Inc ("CMGI"). The Company offers a range of products and services that enable Web publishers, advertisers and merchants to target the delivery of advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness. Engage has generated most of its revenue to date through sales of its local profiling and advertising management software and outsourced services, as well as its services for measuring and analyzing Web site traffic. In July 1999, Engage commercially introduced its Engage Knowledge data service to customers. Engage Knowledge provides real-time access to Engage's database of more than 52 million anonymous profiles of Web users for more effective targeting of online advertising, promotions and content. In October 1999, Engage introduced Engage AudienceNet, the first Web-wide profile driven advertising and marketing network that uses Engage's anonymous, behavior based profiles to deliver substantial benefits to media buyers, Web sites and ad networks.

      In February 2000, the Company's Board of Directors approved a two-for-one common stock split, effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend is payable on April 3, 2000 to stockholders of record at the close of business on March 20, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the two-for-one stock split.

      In April 1999, Engage acquired Internet Profiles Corporation ("I/PRO"), which provides Web site traffic measurement and audit services. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

      In December 1999, Engage acquired AdKnowledge Inc. ("AdKnowledge"), a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

      In January 2000, Engage and CMGI executed an Agreement and Plan of Merger and Contribution (the "Agreement") pursuant to which Engage will acquire Adsmart Corporation ("Adsmart") and Flycast Communications Corporation ("Flycast"). Under the terms of the Agreement, Engage will acquire Flycast and Adsmart from CMGI and will issue to CMGI approximately 65 million shares of common stock of Engage. The transaction will be accounted for as a combination of entities under common control (i.e., "as if pooling"), and is subject to customary conditions, including the approval of Engage's stockholders. CMGI has agreed to vote the shares of common stock of Engage held by it in favor of the transaction. The transaction is expected to be completed in April or May 2000.

BASIS OF PRESENTATION

      Certain amounts for prior periods in the accompanying consolidated financial statements, and in the discussion below have been reclassified to conform with current period presentations.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 2000

REVENUE

      Total revenue increased from $2.7 million for the three months ended January 31, 1999 to $12.8 million for the three months ended January 31, 2000. Revenue from the Company's product offerings accounted for approximately 84% of total revenue for the three months ended January 31, 1999, compared to 90% of total revenue for the three months ended January 31, 2000. Approximately 49% of the increase in total revenue was the result of inclusion of I/PRO's and AdKnowledge's revenue in product revenue for the quarter ended January 31, 2000. The remainder of the increase in total revenue was the result of an increase in revenue from products available in both periods, and to a lesser extent, from new product releases and an increase in services and support revenue.

      Product revenue increased from $2.3 million for the three months ended January 31, 1999 to $11.6 million for the three months ended January 31, 2000. Approximately 53% of this increase was the result of inclusion of I/PRO's and AdKnowledge's revenue in the quarter ended January 31, 2000. The remainder of the increase was the result of an increase in revenues from products available in both periods, and to a lesser extent, from new product releases.

      Service and support revenue increased from $422,000 for the three months ended January 31, 1999 to $1.2 million for the three months ended January 31, 2000. The 189% increase quarter-over-quarter was the result of increased software support and maintenance revenue resulting from increased product revenue and a large consulting arrangement during the three months ended January 31, 2000.

COST OF REVENUE

      Cost of product revenue includes royalties paid to various parties for the incorporation of their technology into Engage's products, costs associated with the I/PRO, AdKnowledge, Engage Knowledge and AudienceNet product offerings, as well as fees paid for outsourced data center operations and the amortization of developed technology acquired in the Accipiter, I/PRO and AdKnowledge acquisitions. Cost of support and services revenue is primarily comprised of payroll and benefits, and allocated overhead costs associated with Engage's customer support and consulting groups.

      Cost of product revenue increased from $961,000 for the three months ended January 31, 1999 to $7.4 million for the three months ended January 31, 2000. Of the total dollar increase, approximately $5.3 million was due to the I/PRO and AdKnowledge acquisitions and the resultant three months and two months, respectively, of incremental operational costs associated with I/PRO's and AdKnowledge's product offerings. In addition, a significant portion of the increase was associated with Engage's AdBureau, Engage Knowledge and AudienceNet products. Finally, a portion of the increase was the result of increased amortization costs resulting from the amortization of developed technology acquired in the I/PRO and AdKnowledge acquisitions. Cost of product revenue was 43% of product revenue for the three months ended January 31, 1999, compared to 64% of product revenue for the three months ended January 31, 2000. The increase in cost of product revenue as a percentage of product revenue was the result of the inclusion of costs and revenues from I/PRO and AdKnowledge for the quarter ended January 31, 2000. The decrease in margins was primarily impacted by lower margins associated with AdKnowledge product sales.

      Cost of service and support revenue increased from $892,000 for the three months ended January 31, 1999 to $1.7 million for the three months ended January 31, 2000. Cost of service and support revenue was 211% of service and support revenue for the three months ended January 31, 1999, compared to 144% of service and support revenue for the three months ended January 31, 2000. Cost of service and support revenue for the three months ended January 31, 1999 and 2000 exceeded the related revenue due to Engage's continued investment in service and support staff in advance of anticipated product sales. Overall, including the acquisition of I/PRO and AdKnowledge, Engage's service and support staff increased 220% from January 31, 1999 to January 31, 2000. Engage expects to continue to expand its service and support staff and anticipates that costs may exceed revenue for several more quarters. As a percentage of service and support revenue, the improvement in costs reflects the continued growth of the Company's service and support business and the spreading of fixed costs over a growing revenue base.

OPERATING EXPENSES

      IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $2.3 million for the three months ended January 31, 2000, resulting from the AdKnowledge acquisition.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Research and development expenses increased from $1.8 million for the three months ended January 31, 1999 to $4.6 million for the three months ended January 31, 2000, a 151% increase. This increase was primarily due to the I/PRO and AdKnowledge acquisitions and the inclusion of their operations for the quarter ended January 31, 2000, and to a lesser extent, the expansion of the Company's research and development activities. Overall, including the acquisition of I/PRO and AdKnowledge, Engage's research and development staff increased 425% from January 31, 1999 to January 31, 2000. These increases were offset somewhat by a decrease in spending on the translation of Engage's products into certain foreign languages, projects which were substantially completed during fiscal 1999. Research and development expenses were 68% of total revenue for the three months ended January 31, 1999, compared to 36% of total revenue for the three months ended January 31, 2000. This decrease is the direct result of the increase in quarter over quarter revenue.

      SELLING AND MARKETING. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees and advertising expenses. Selling and marketing expenses increased from $1.8 million for the three months ended January 31, 1999 to $10.0 million for the three months ended January 31, 2000, a 444% increase. The increase in costs was primarily due to increases in product advertising costs resulting from the release of several new products subsequent to January 31, 1999. In addition, a portion of the increase was related to the continuing expansion of Engage's sales force, as well as approximately $2.6 million resulting from the I/PRO and AdKnowledge acquisitions and the inclusion of their operations for the quarter ended January 31, 2000. Finally, a portion of the increase is due to continued expansion in international markets and the costs of maintaining sales and marketing efforts in foreign markets. Overall, including the acquisition of I/PRO and AdKnowledge, Engage's sales and marketing staff increased 392% from January 31, 1999 to January 31, 2000. Sales and marketing expenses were 69% of total revenues for the three months ended January 31, 1999, compared to 79% for the three months ended January 31, 2000. The increase as a percentage of revenue is the result of the Company's continued efforts to increase market awareness of the Company's product lines.

      GENERAL AND ADMINISTRATIVE. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facility and related costs and depreciation expense. General and administrative expenses increased from $629,000 for the three months ended January 31, 1999 to $3.2 million for the three months ended January 31, 2000, a 404% increase. The increase was primarily due to an increase in payroll and related costs associated with developing an administrative infrastructure to support growing operations in advance of anticipated revenues and from the inclusion of I/PRO's and AdKnowledge's operations for the quarter ended January 31, 2000. General and administrative costs were 23% of total revenue for the three months ended January 31, 1999, compared to 25% for the three months ended January 31, 2000.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $1.0 million for the three months ended January 31, 1999 to $11.4 million for the three months ended January 31, 2000. The increase was due to the acquisition of I/PRO in April 1999 and AdKnowledge in December 1999. Intangible assets from the I/PRO acquisition are being amortized over three to five years, while intangible assets from the AdKnowledge acquisition are being amortized over three years.

      STOCK COMPENSATION. Stock compensation costs increased from $195,000 for the three months ended January 31, 1999 to $224,000 for the three months ended January 31, 2000. Beginning in April 1998, Engage commenced the recognition of compensation expense relating to approximately 346,160 shares of CMGI common stock held in escrow to be issued to the employee stockholders of Accipiter who satisfy a two-year employment continuation provision. Additionally, beginning in February 1999, Engage began to recognize stock compensation costs as a result of stock options granted during fiscal 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant. During the first quarter of fiscal 2000, as the result of the termination of employment of certain employees prior to the vesting of their stock options, the Company reversed $122,000 of stock compensation expense that had been recorded in prior quarters and ceased monthly stock compensation expense recognition related to the terminated employees.

EQUITY IN LOSS OF JOINT VENTURE

      Equity in loss of Engage's 46% interest in a Japanese joint venture was $150,000 for the three months ended January 31, 1999, compared to $374,000 for the three months ended January 31, 2000. The increase in Engage's share of losses in the joint venture represents the joint venture's continued investment in expanding its sales and marketing presence within its market.

INTEREST INCOME

      Interest income was $1.4 million for the three months ended January 31, 2000. During the three months ended January 31, 2000, interest income was primarily earned from investing the proceeds of the Company's initial public offering completed in July 1999.

INTEREST EXPENSE

      Interest expense was $179,000 for the three months ended January 31, 1999, compared to $167,000 for the three months ended January 31, 2000. During fiscal 1998, Engage entered into an arrangement with CMGI which required Engage to accrue interest on intercompany debt at a rate of 7% per annum. During the three months ended January 31, 1999, interest expense was recorded on this debt, all of which was converted into equity in connection with Engage's initial public offering in July 1999. During the three months ended January 31, 2000, interest expense was recorded on the Company's long-term debt and capital lease obligations. Interest expense for the three months ended January 31, 2000 was primarily related to interest paid on long-term debt and capital lease obligations maintained by AdKnowledge.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 2000

REVENUE

      Total revenue increased from $4.3 million for the six months ended January 31, 1999 to $21.1 million for the six months ended January 31, 2000. Revenue from the Company's product offerings accounted for approximately 84% of total revenue for the six months ended January 31, 1999, compared to 87% of total revenue for the six months ended January 31, 2000. Approximately 44% of the increase in total revenue was the result of inclusion of I/PRO's and AdKnowledge's revenue in product revenue for the six months ended January 31, 2000. The remainder of the increase in total revenue was the result of an increase in revenues from products available in both periods, and to a lesser extent, from new product releases and an increase in services and support revenue.

     Product revenue increased from $3.6 million for the six months ended January 31, 1999 to $18.4 million for the six months ended January 31, 2000. Approximately 50% of this increase was the result of inclusion of I/PRO's and AdKnowledge's revenue in the quarter ended January 31, 2000. The remainder of the increase was the result of an increase in revenues from products available in both periods, and to a lesser extent, from new product releases.

      Service and support revenue increased from $677,000 for the six months ended January 31, 1999 to $2.7 million for the six months ended January 31, 2000. The 299% increase in year to date revenue was the result of increased software support and maintenance revenue resulting from increased product revenue and two large consulting arrangements during the six months ended January 31, 2000.

COST OF REVENUE

      Cost of product revenue increased from $1.5 million for the six months ended January 31, 1999 to $10.6 million for the six months ended January 31, 2000. Of the total dollar increase, $5.2 million was due to the I/PRO and AdKnowledge acquisitions and the resultant six and two months, respectively, of incremental operational costs associated with I/PRO's and AdKnowledge's product offerings. In addition, a significant portion of the increase was associated with Engage's AdBureau, Engage Knowledge and AudienceNet products. Finally, a portion of the increase was the result of increased amortization costs resulting from the amortization of developed technology acquired in the I/PRO and AdKnowledge acquisitions. Cost of product revenue was 43% of product revenue for the six months ended January 31, 1999, compared to 58% of product revenue for the six months ended January 31, 2000. The increase in cost of product revenue as a percentage of product revenue was the result of the inclusion of costs and revenues from I/PRO and AdKnowledge. The decrease in margins was primarily impacted by lower margins associated with AdKnowledge product sales.

      Cost of service and support revenue increased from $1.5 million for the six months ended January 31, 1999 to $2.9 million for the six months ended January 31, 2000. Cost of service and support revenue was 224% of service and support revenue for the six months ended January 31, 1999, compared to 108% of service and support revenue for the six months ended January 31, 2000. Cost of service and support revenue for the six months ended January 31, 1999 and 2000 exceeded the related revenue due to Engage's continued investment in service and support staff in advance of anticipated product sales. As a percentage of service and support revenue, the improvement in costs reflects the continued growth of the Company's service and support business and the spreading of fixed costs over a growing revenue base.

OPERATING EXPENSES

      IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $2.3 million for the six months ended January 31, 2000, resulting from the AdKnowledge acquisition.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased from $3.8 million for the six months ended January 31, 1999 to $7.9 million for the six months ended January 31, 2000, a 108% increase. This increase was due to the I/PRO and AdKnowledge acquisitions and the inclusion of their operations for the six months ended January 31, 2000, and to a lesser extent, the expansion of the Company's research and development activities. These increases were offset somewhat by a decrease in spending on the translation of Engage's products into certain foreign languages, projects which were substantially completed during fiscal 1999. Research and development expenses were 89% of total revenue for the six months ended January 31, 1999, compared to 37% of total revenue for the six months ended January 31, 2000. This decrease is the direct result of the increase in year to date revenue.

      SELLING AND MARKETING. Selling and marketing expenses increased from $3.7 million for the six months ended January 31, 1999 to $18.1 million for the six months ended January 31, 2000, a 388% increase. The increase in costs was primarily due to increases in product advertising costs resulting from the release of several new products subsequent to January 31, 1999. In addition, a portion of the increase was related to the continuing expansion of Engage's sales force, as well as approximately $4.3 million resulting from the I/PRO and AdKnowledge acquisitions, and the inclusion of their operations for the six and two months, respectively. Finally, a portion of the increase is due to continued expansion in international markets and the costs of maintaining sales and marketing efforts in foreign markets. Overall, including the acquisition of I/PRO and AdKnowledge, Engage's sales and marketing staff increased 392% from January 31, 1999 to January 31, 2000. Sales and marketing expenses were 87% of total revenues for the six months ended January 31, 1999, compared to 86% for the six months ended January 31, 2000. The decrease as a percentage of revenue is the result of the increase in revenue during the period, offset somewhat by costs incurred in the Company's continued efforts to increase market awareness of the Company's products.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.3 million for the six months ended January 31, 1999 to $5.0 million for the six months ended January 31, 2000, a 279% increase. The increase was primarily due to an increase in payroll and related costs associated with the support of growing operations and from the inclusion of I/PRO's and AdKnowledge's operations for the six months ended January 31, 2000. General and administrative costs were 31% of total revenue for the six months ended January 31, 1999, compared to 24% for the six months ended January 31, 2000. The decrease as a percentage of total revenue is the result of spreading fixed costs over a larger revenue base.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $2.1 million for the six months ended January 31, 1999 to $13.7 million for the six months ended January 31, 2000. The increase was due to the acquisition of I/PRO in April 1999 and AdKnowledge in December 1999. Intangible assets from the I/PRO acquisition are being amortized over three to five years, while intangible assets from the AdKnowledge acquisition are being amortized over three years.

      STOCK COMPENSATION. Stock compensation costs decreased from $391,000 for the six months ended January 31, 1999 to $326,000 for the six months ended January 31, 2000. During the six months ended January 31, 2000, as the result of the termination of employment of certain employees prior to the vesting of their stock options, the Company reversed $122,000 of stock compensation expense that had been recorded in prior quarters. As such, for the six months ended January 31, 2000, the increase in stock compensation costs resulting from the stock options issued in February 1999 was somewhat offset by the reversal of compensation costs recorded in prior periods.

EQUITY IN LOSS OF JOINT VENTURE

      Equity in loss of Engage's 46% interest in a Japanese joint venture was $160,000 for the six months ended January 31, 1999, compared to $700,000 for the six months ended January 31, 2000. The increase in Engage's share of losses in the joint venture represents the joint venture's continued investment in expanding its sales and marketing presence within its market.

INTEREST INCOME

      Interest income was $2.8 million for the six months ended January 31, 2000. During the six months ended January 31, 2000, interest income was primarily earned from investing the proceeds of the Company's initial public offering completed in July 1999.

INTEREST EXPENSE

      Interest expense was $339,000 for the six months ended January 31, 1999, compared to $179,000 for the six months ended January 31, 2000. During fiscal 1998, Engage entered into an arrangement with CMGI which required Engage to accrue interest on intercompany debt at a rate of 7% per annum. During the six months ended January 31, 1999, interest expense was recorded on this debt, all of which was converted into equity in connection with Engage's initial public offering in July 1999. During the six months ended January 31, 2000, interest expense was recorded on the Company's long-term debt and capital lease obligations. Interest expense for the six months ended January 31, 2000 was primarily related to interest paid on long-term debt and capital lease obligations maintained by AdKnowledge.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents decreased from $112.0 million at July 31, 2000 to $44.0 million at January 31, 2000, primarily the result of investing $42.2 million in available-for-sale securities and investing $2.0 million in a strategic partner of the Company. The Company recorded the $2.0 million investment at cost, and has classified the investment within Other Assets. In addition, a portion of the decrease is the result of $25.0 million used to fund operating activities and $2.1 used to acquire property and equipment. Historically, the Company has funded its operations and capital expenditures through funds received from CMGI and since its initial public offering in July 1999, from the proceeds of the initial public offering.

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

      Assuming the closing of the acquisitions of Adsmart and Flycast, the Company currently anticipates that its available cash resources will only be sufficient to meet its anticipated needs for working capital and capital expenditures for approximately the next 3-4 quarters. Included in this estimate is the payment of approximately $4.7 million of fees associated with the acquisitions of Adsmart and Flycast. Therefore, the Company will need to raise additional funds in order to fund operations. In addition, the Company may require additional funding in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The Company believes that additional external financing will be available through credit facilities or sales of additional equity or other debt instruments. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and its stockholders may experience dilution of their interest in the Company. If adequate funds are not available or are not available on acceptable terms, the Company's ability to continue as a going concern, to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

FOREIGN OPERATIONS

      The results of the Company's international operations are subject to currency fluctuations. As of January 31, 2000, the Company had subsidiaries in the United Kingdom, Germany and Australia, and had a joint venture in Japan. To date, the Company's financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and operations are commenced in additional countries, there can be no guarantee that the Company's financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

YEAR 2000 COMPLIANCE

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities. The Company has not experienced any material Year 2000 problems or disruptions.

   STATE OF READINESS

      The Company completed its assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support the Company's systems.

      For its currently marketed software products, the Company has completed its Year 2000 compliance testing efforts and believes that its products are Year 2000 compliant in all material respects. The Company also conducted less extensive testing of older versions of its products. While the Company is not aware of any material respect in which its older products are not Year 2000 compliant, it has offered customers using older products the option to upgrade to current versions at no additional charge. The Company also tested its internal and third party provided systems that are used to deliver customer services.

   COSTS

      At January 31, 2000, the Company had spent approximately $1.5 million on Year 2000 compliance issues and does not expect to incur any significant additional expenses in connection with identifying, evaluating and addressing any future Year 2000 compliance issues. Most of the Company's expenses were related to the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters and costs to replace non-compliant equipment.

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

      The Company is heavily dependent on NaviSite, a major third party vendor and affiliate, to provide outsourced data services. A significant Year 2000 related disruption of the outsourced data services that NaviSite provides to the Company could cause customers to consider canceling services with the Company or cause an unmanageable burden on the Company's technical support, which in turn could materially and adversely affect the Company's business, financial condition and results of operations.

      To date, the Company has not experienced any significant Year 2000 disruptions and estimated Year 2000 expenses approximated the actual costs incurred. The Company does not expect to incur any significant additional expenses related to the Year 2000 issue. The Company continues to monitor its systems for Year 2000 issues but is not currently aware of any material Year 2000 problems.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In November 1999, four former employees exercised options to purchase an aggregate of 30,615 shares of the Company's Common Stock for an aggregate purchase price of $55,285. No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Rule 701 under the Securities Act.

      On December 22, 1999, in connection with the Company's acquisition of AdKnowledge Inc., the Company issued 5,168,106 shares of Common Stock as consideration for acquiring all of the capital stock of AdKnowledge Inc. No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Rule 3(a)(10) under the Securities Act.

      In connection with the Company's initial public offering, the Company received net proceeds of approximately $94.8 million reflecting gross proceeds of $103.5 million net of underwriter commissions of approximately $7.2 million and other estimated offering costs of approximately $1.5 million. On July 19, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-78015) effective.

      The following table sets forth the Company's cumulative use of proceeds as of January 31, 2000:

                                                                  (IN THOUSANDS)

      Construction of plant, building and facilities                 $    --
      Purchase and installation of machinery and equipment             2,104
      Purchases of real estate                                            --
      Acquisition of  other businesses                                    --
      Repayment of indebtedness                                           --
      Working capital                                                 28,096
      Temporary investments: cash and cash equivalents                 8,539
      Temporary investments: available for sale securities            54,016
      Temporary investments: other                                     2,000
      All other purposes                                                  --

      The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Company's Registration Statement on Form S-1.

      All of the foregoing share information in Item 2 does not reflect the Company's recently announced two-for-one stock split, to be effected as a 100% stock dividend. Such stock dividend is payable on April 3, 2000 to all stockholders of record at the close of business on March 20, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on December 17, 1999, and the following matters were voted on at that meeting:

1. The election of Edward A. Bennett, Christopher A. Evans, Craig D. Goldman, Andrew J. Hajducky, III, Fredric D. Rosen, Paul L. Schaut and David S. Wetherell, each to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker nonvotes:

                                                                       BROKER
           NAME                  FOR           AGAINST      ABSTAIN    NONVOTE

      Edward Bennett          46,907,980       18,955         N/A        N/A
      Christopher Evans       46,867,710       59,225         N/A        N/A
      Craig Goldman           46,867,710       59,225         N/A        N/A
      Andrew Hajducky         46,868,010       58,925         N/A        N/A
      Fredric Rosen           46,867,410       59,525         N/A        N/A
      Paul Schaut             46,867,910       59,025         N/A        N/A
      David Wetherell         46,868,110       58,825         N/A        N/A

2. The proposal to approve the interested party transaction between the Company and CMGI, pursuant to which CMGI will receive shares of the Company's Common Stock in connection with CMGI's contribution of stock of AdKnowledge Inc. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:
                                                                       BROKER
                                 FOR           AGAINST      ABSTAIN    NONVOTE

                             44,039,090        598,742      35,373     2,253,730


3. The proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the fiscal year ended July 31, 2000. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                       BROKER
                                 FOR           AGAINST      ABSTAIN    NONVOTE

                             46,916,199         3,225         7,511      N/A


      All of the foregoing share information in Item 4 does not reflect the Company's recently announced two-for-one stock split, to be effected as a 100% stock dividend. Such stock dividend is payable on April 3, 2000 to all stockholders of record at the close of business on March 20, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Agreement and Plan of Merger and Contribution by and among CMGI, Inc., Adsmart Corporation, Flycast Communications Corporation, FCET Corp. and the Registrant, dated January 19, 2000.

         10.2 Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Registrant as tenant, dated December 22, 1999.

         27.2     Financial Data Schedule

         (b)      Reports on Form 8-K

                           On January 6, 2000, the Company filed a report on
                  Form 8-K announcing that on December 22, 1999, the Company had completed its acquisition of AdKnowledge Inc.

                           On January 25, 2000, the Company filed a report on
                  Form 8-K announcing that on January 19, 2000, the Company and CMGI, the majority stockholder of the Company, executed an Agreement and Plan of Merger and Contribution pursuant to which the Company will acquire Adsmart Corporation and Flycast Communications Corporation from CMGI.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on March 16, 2000.


                                     By: /s/ Paul L. Schaut
                                         ---------------------------------------
                                         Paul L. Schaut
                                         Chief Executive Officer and President


                                     By: /s/ Stephen A. Royal
                                         ---------------------------------------
                                         Stephen A. Royal
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting and Financial
                                         Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT
-----------    -------

   10.1 Agreement and Plan of Merger and Contribution by and among CMGI, Inc., Adsmart Corporation, Flycast Communications Corporation, FCET Corp. and the Registrant dated January 19, 2000.

   10.2 Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Registrant as tenant, dated December 22, 1999.

   27          Financial Data Schedule