Form 10-Q/A
period 2000-01-31
ENGAGE TECHNOLOGIES INC
filed 2000-03-17
CIK 1084573

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A

                                Amendment No. 1

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 21

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

      On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against Edward A. Bennett, Christopher A. Evans, Craig
D. Goldman, Andrew J. Hajducky, III, Frederic D. Rosen, Paul L. Schaut, David S. Wetherell, members of the Company's Board of Directors, CMGI, Inc., the majority stockholder of the Company and the Company, as nominal defendant. The complaint alleges that, in connection with the proposed sale by CMGI of Flycast Communications Corporation and Adsmart Corporation to the Company, CMGI and the individual defendants have violated their fiduciary duties. The Company believes that the complaint is without merit and expects that the Company's Board of Directors will contest the claims vigorously.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against Edward A. Bennett, Christopher A. Evans, Craig
D. Goldman, Andrew J. Hajducky, III, Frederic D. Rosen, Paul L. Schaut, David S. Wetherell, members of the Company's Board of Directors, CMGI, Inc., the majority stockholder of the Company and the Company, as nominal defendant. The complaint alleges that, in connection with the proposed sale by CMGI of Flycast Communications Corporation and Adsmart Corporation to the Company, CMGI and the individual defendants have violated their fiduciary duties. The Company believes that the complaint is without merit and expects that the Company's Board of Directors will contest the claims vigorously.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1* Agreement and Plan of Merger and Contribution by and among CMGI, Inc., Adsmart Corporation, Flycast Communications Corporation, FCET Corp. and the Registrant, dated January 19, 2000.

         10.2* Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Registrant as tenant, dated December 22, 1999.

         27.2*    Financial Data Schedule

         *Previously filed with the Company's Form 10-Q for the period ended
          January 31, 2000 and incorporated herein by reference.

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
                                         Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT
-----------    -------

   10.1* Agreement and Plan of Merger and Contribution by and among CMGI, Inc., Adsmart Corporation, Flycast Communications Corporation, FCET Corp. and the Registrant dated January 19, 2000.

   10.2* Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Registrant as tenant, dated December 22, 1999.

   27*         Financial Data Schedule


   *Previously filed with the Company's Form 10-Q for the period ended January
    31, 2000 and incorporated herein by reference.