Form 10-Q
period 2000-04-30
ENGAGE INC
filed 2000-06-14
CIK 1084573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------------

                                    FORM 10-Q


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ____

                         ----------------------------------

                        COMMISSION FILE NUMBER 000-26671

                                  ENGAGE, INC.
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

                            Engage Technologies, Inc.
                   (former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

The number of shares outstanding of the registrant's Common Stock as of June 6, 2000 was 173,272,589.


================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2000



                             INDEX                                          PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

          a)   Consolidated Balance Sheets as of July 31, 1999 and April
                 30, 2000 (unaudited)..... ................................    3

          b)   Consolidated Statements of Operations (unaudited) for the
                 three and nine months ended April 30, 1999 and 2000......     4

          c)   Consolidated Statements of Cash Flows (unaudited) for the
               nine months ended April 30, 1999 and 2000...................    5


          d)   Notes to Interim Consolidated Financial Statements..........    6


Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....... .........................   16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk..   24

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds...................   25

Item 4.        Submission of Matters to a Vote of Security Holders.........   26

Item 5.        Other Information...........................................   27

Item 6.        Exhibits and Reports on Form 8-K............................   27



SIGNATURES

EXHIBIT INDEX

                                ENGAGE, INC.
                        CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                     JULY 31,       APRIL 30,
                                                                                       1999           2000
                                                                                    ---------      -----------
                                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...................................................     $ 112,034      $    48,493
  Available-for-sale securities ...............................................         1,067           41,772
  Accounts receivable, less allowance for doubtful accounts of $1,790 and
    $8,175 at July 31, 1999 and April 30, 2000, respectively ..................        16,463           69,947
  Prepaid expenses ............................................................           727            3,571
                                                                                    ---------      -----------
    Total current assets ......................................................       130,291          163,783
                                                                                    ---------      -----------

Property and equipment, net ...................................................         1,997           24,654
Investment in joint venture ...................................................         1,047               95
Intangible assets, net of accumulated amortization of $10,492 and $129,300 at
   July 31, 1999 and April 30, 2000, respectively .............................        73,335          958,764
Restricted cash ...............................................................            --            5,020
Other assets ..................................................................           371            3,728
                                                                                    ---------      -----------
    Total assets ..............................................................     $ 207,041      $ 1,156,044
                                                                                    =========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...........................................     $      --      $     2,046
  Obligation under capital lease ..............................................           327            4,071
  Due to CMGI and affiliates ..................................................        44,829            3,548
  Accounts payable ............................................................        12,614           38,904
  Accrued expenses and other current liabilities ..............................        15,251           21,465
  Investment banker fees payable ..............................................            --           25,576
  Deferred revenue ............................................................         4,293            5,755
                                                                                    ---------      -----------
    Total current liabilities .................................................        77,314          101,365
                                                                                    ---------      -----------

Deferred revenue ..............................................................         1,508              804
Long-term debt, net of current portion ........................................            --            2,325
Obligation under capital lease, net of current portion ........................           436            3,409
Other long-term liabilities ...................................................            --              604

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares authorized,
     0 issued and outstanding .................................................            --               --
  Common Stock, $.01 par value, 350,000 shares authorized, 98,047 and 173,055 shares issued and outstanding at July 31, 1999
     and April 30, 2000, respectively .........................................           980            1,731
  Additional paid-in capital ..................................................       215,895        3,646,875
  Deferred compensation .......................................................        (4,024)          (1,544)
  Accumulated other comprehensive (loss) income ...............................          (353)             400
  Accumulated deficit .........................................................       (84,715)      (2,599,925)
                                                                                    ---------      -----------
    Total stockholders' equity ................................................       127,783        1,047,537
                                                                                    ---------      -----------
    Total liabilities and stockholders' equity ................................     $ 207,041      $ 1,156,044
                                                                                    =========      ===========


          See accompanying notes to consolidated financial statements.

                                ENGAGE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               APRIL 30,                   APRIL 30,
                                                        -----------------------      ------------------------
                                                          1999          2000           1999          2000
                                                        --------      ---------      --------      ---------

Revenue ...........................................     $  5,177      $  58,682      $ 10,308      $ 110,118
Cost of revenue ...................................        3,510         45,221         7,613         85,836
                                                        --------      ---------      --------      ---------

         Gross profit .............................        1,667         13,461         2,695         24,282
                                                        --------      ---------      --------      ---------

Operating expenses:
     In-process research and development ..........        4,500         29,300         4,500         31,617
     Research and development .....................        2,028          8,613         5,816         17,029
     Selling and marketing ........................        4,757         32,837         9,454         63,113
     General and administrative ...................        1,447         10,189         2,918         17,995
     Amortization of goodwill and other intangibles        2,400         87,003         4,696        118,808
     Acquisition costs ............................           --          4,951            --          4,951
     Stock compensation ...........................          266         36,948           657         37,274
                                                        --------      ---------      --------      ---------

         Total operating expenses .................       15,398        209,841        28,041        290,787
                                                        --------      ---------      --------      ---------

Loss from operations ..............................      (13,731)      (196,380)      (25,346)      (266,505)

Other income (expense):
     Equity in loss of joint venture ..............         (257)          (315)         (417)        (1,016)
     Other expense ................................         (174)           (73)         (174)           (96)
     Interest income ..............................           --          1,498            --          4,284
     Interest expense .............................         (220)        (1,235)         (751)        (2,282)
                                                        --------      ---------      --------      ---------

Net loss ..........................................     $(14,382)     $(196,505)     $(26,688)     $(265,615)
                                                        ========      =========      ========      =========

Pro forma basic and diluted net loss per share ....     $   (.19)     $   (1.14)     $   (.37)     $   (1.97)
                                                        ========      =========      ========      =========

Pro forma weighted average number of basic and
   diluted shares outstanding .....................       76,206        172,408        71,497        134,578
                                                        ========      =========      ========      =========



          See accompanying notes to consolidated financial statements.

                                ENGAGE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED APRIL 30,
                                                                                     ---------------------------
                                                                                       1999               2000
                                                                                     --------          ---------
Cash flows from operating activities:
   Net loss ....................................................................     $(26,688)         $(265,615)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization .............................................        5,289            122,709
     Equity in loss of joint venture ...........................................          417              1,041
     Provision for bad debts ...................................................          175              2,843
     Stock compensation ........................................................          657             37,274
     Amortization of discount on available-for-sales securities ................           --             (1,176)
     Gain on sale of available-for-sale securities .............................           --                (40)
     Loss on disposal of fixed assets ..........................................          174                 --
     In-process research and development .......................................        4,500             31,617
     Changes in operating assets and liabilities, net of impact of acquisitions:
         Accounts receivable ...................................................       (4,774)           (32,882)
         Prepaid expenses and other assets .....................................         (323)            (5,729)
         Net change in due to CMGI and affiliates ..............................           --              1,782
         Accounts payable ......................................................        2,329             10,834
         Accrued expenses and investment banker fees payable ...................        2,690             (7,921)
         Deferred revenue ......................................................        3,207               (592)
                                                                                     --------          ---------

           Net cash used for operating activities ..............................      (12,347)          (105,855)
                                                                                     --------          ---------

Cash flows from investing activities:
   Investment in joint venture .................................................       (1,424)                --
   Purchase of available-for-sale securities ...................................           --            (54,263)
   Proceeds from redemption of available-for-sale securities ...................           --             61,562
   Net cash acquired on acquisition of subsidiary ..............................          707             15,936
   Long-term investment at cost ................................................           --             (2,000)
   Purchases of property and equipment .........................................         (207)           (10,370)
   Proceeds from sale of property and equipment ................................           --                  8
                                                                                     --------          ---------

           Net cash (used for) provided by investing activities ................         (924)            10,873
                                                                                     --------          ---------

Cash flows from financing activities:
   Net change in debt to CMGI and affiliates ...................................       14,746             31,963
   Net proceeds from issuance of common stock ..................................            9              1,634
   Issuance of preferred stock, net of issuance costs ..........................        1,934                 --
   Repayment of capital lease obligations ......................................          (72)              (719)
   Repayment of long-term borrowings ...........................................       (2,787)            (1,413)
                                                                                     --------          ---------
           Net cash provided by financing activities ...........................       13,830             31,465
                                                                                     --------          ---------

Effect of exchange rate changes on cash and cash equivalents ...................            6                (24)
                                                                                     --------          ---------

Net increase (decrease) in cash and cash equivalents ...........................          565            (63,541)

Cash and cash equivalents, beginning of period .................................           96            112,034
                                                                                     --------          ---------

Cash and cash equivalents, end of period .......................................     $    661          $  48,493
                                                                                     ========          =========


          See accompanying notes to consolidated financial statements.

                                ENGAGE, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


A.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Engage, Inc. ("Engage" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 1999. The results for the three and nine-month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with current year presentation.

     On April 28, 2000, Engage, a majority owned subsidiary of CMGI, completed the acquisition of Adsmart, also a majority owned subsidiary of CMGI, and Flycast, a wholly owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000. This transaction has been accounted for as a combination of entities under common control (i.e, "as-if pooling"). Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the financial results back to the date on which CMGI founded Adsmart (April 1, 1996) and the date on which CMGI acquired Flycast (January 13, 2000). The consolidated balance sheet as of July 31, 1999 and the consolidated statements of operations for the three and nine months ended April 30, 1999 reflect the combined consolidated financial position and results of operations of Engage and Adsmart for those periods, respectively. All financial information has been accounted for using CMGI's historical basis in Adsmart and Flycast, including CMGI's application of purchase accounting to the assets acquired and liabilities assumed of Flycast. The consolidated balance sheet as of April 30, 2000 and the consolidated statements of operations for the three and nine months ended April 30, 2000 reflect the combined financial position of Engage, Adsmart and Flycast.

B.   CASH AND SHORT-TERM INVESTMENTS

     Engage's cash is invested in debt instruments of financial institutions, government agencies and corporations, and in a money market mutual fund. Engage has established guidelines relative to credit ratings, diversification, and maturities that it believes help maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments not qualifying as cash equivalents. Short-term investments and marketable equity securities are classified as available for sale and reported at fair value with unrealized gains and losses included within stockholders' equity as a component of comprehensive income. Engage has not had any significant realized or unrealized losses related to its investments.

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)


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

     Pro forma basic and diluted loss per share reflects the issuance of shares in the Flycast acquisition on January 13, 2000 and the impact of the conversion of debt to CMGI and preferred stock for both Engage and Adsmart, after adjustment for the Engage exchange ratio, as of the date of the beginning of each period, or date of issuance, if later, using the "if-converted method".

      Conversion of all preferred stock and debt to CMGI occurred upon the completion of the Company's initial public offering in July 1999. Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted at the option of CMGI into shares of convertible preferred stock. CMGI elected to convert all advances and accrued interest outstanding on April 28, 2000 into shares of Adsmart convertible preferred stock. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into Engage common stock occurred upon the completion of Engage's acquisition of Adsmart (see Note D). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and nine months ended April 30, 1999 and 2000 reflect the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of each period or date of issuance, if later, using the if-converted method. Historical basic and diluted net loss per share has not been presented for the three and nine-month periods ended April 30, 1999 and 2000 because it is irrelevant due to the change in the Company's capital structure and resultant basic and diluted loss per share that resulted upon conversions of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for the Company's reported net loss is as follows:

                 PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    APRIL 30,                 APRIL 30,
                                                          -----------------------      -----------------------
                                                            1999          2000           1999          2000
                                                          --------      ---------      --------      ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR
Net loss ............................................     $(14,382)     $(196,505)     $(26,688)     $(265,615)
                                                          --------      ---------      --------      ---------

DENOMINATOR
Weighted average shares outstanding .................          957        162,681           596        125,235
Assumed conversion of preferred stock ...............       61,648             --        61,582             --
Assumed conversion of debt to CMGI ..................       13,601          9,727         9,319          9,343
                                                          --------      ---------      --------      ---------

Weighted average number of diluted shares outstanding       76,206        172,408        71,497        134,578
                                                          --------      ---------      --------      ---------

Pro forma basic and diluted net loss per share ......     $   (.19)     $   (1.14)     $   (.37)     $   (1.97)
                                                          ========      =========      ========      =========

     Had the Company presented the historical basic and diluted net loss per share the reconciliation of the numerators and denominators of the historical basic and diluted net loss per share would have been as follows:

                HISTORICAL BASIC AND DILUTED NET LOSS PER SHARE

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         APRIL 30,                APRIL 30,
                                                  ---------------------    --------------------
                                                    1999        2000         1999       2000
                                                  --------    ---------    --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR
Net loss........................................  $(14,382)   $(196,505)   $(26,688)  $(265,615)
                                                  --------    ---------    --------   ---------
DENOMINATOR
Weighted average shares outstanding.............       957      162,681         596     125,235
                                                  --------    ---------    --------   ---------

Basic and diluted net loss per share............  $ (15.03)   $   (1.21)   $ (44.78)  $   (2.12)
                                                  ========    =========    ========   =========

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

     At April 30, 1999, the Company had outstanding stock options to purchase 24,322,974 shares of common stock at a weighted average exercise price of $14.66 that could potentially dilute earnings per share. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

D.   ACQUISITIONS

Summary

     On April 28, 2000, Engage completed its acquisitions of Adsmart Corporation ("Adsmart") and Flycast Communications Corporation ("Flycast"). As described in Note A, this transaction has been accounted for as a combination of entities under common control (i.e., "as-if pooling"). Previously, on January 19, 2000, Engage, CMGI, FCET Corp., a wholly owned subsidiary of Engage (the "Transitory Subsidiary"), Adsmart and Flycast executed an Agreement and Plan of Merger and Contribution (the "Merger Agreement"). Upon the completion of the transactions contemplated by the Merger Agreement, Adsmart and Flycast each became wholly-owned subsidiaries of Engage. Specifically, the Merger Agreement contemplated:

     First, a merger of the Transitory Subsidiary with and into Adsmart, with Adsmart being the surviving corporation. In this merger, all the Adsmart stockholders received Engage common stock in exchange for their respective shares of Adsmart common stock. All outstanding Adsmart stock options were converted into options to acquire Engage common stock.

     Second, CMGI contributed all of the outstanding shares of common stock of Flycast in exchange for shares of Engage common stock. Former employees of Flycast had the option to convert CMGI options into options to acquire Engage common stock. Approximately 361,000 Engage stock options were granted as a result of the former Flycast employees' electing to convert certain CMGI options. Under the terms of the Merger Agreement, Engage reduced the number of Engage common shares payable to CMGI for the 361,000 converted Engage stock options that were granted to Flycast employees.

     Total purchase consideration was valued at $3.24 billion (based on the closing average per share price of the Company's common stock for the five days before and after January 20, 2000, the date the Company publicly announced that it had entered into the Merger Agreement), net of cash acquired of $7.6 million. In connection with the merger and contribution, Engage issued approximately 10.9 million shares of its common stock for all of the outstanding capital stock of Adsmart, of which approximately 10.8 million shares were issued directly to CMGI for CMGI's 96% interest in Adsmart, and approximately 53.4 million shares of its common stock directly to CMGI for CMGI's 100% interest in Flycast, valued at approximately $3.22 billion in the aggregate. Additionally, included in the purchase consideration were approximately 707,000 stock options to acquire Engage common stock exchanged in the merger and contribution and valued at approximately $24.4 million. A non-cash dividend was distributed to CMGI for the excess fair value of the Engage common shares issued to CMGI and Engage stock options exchanged for Adsmart and Flycast stock options in excess of CMGI's historical cost basis in Adsmart and Flycast. Direct acquisition costs consisting primarily of legal, accounting and banker fees approximated $5.0 million as a result of these acquisitions and were expensed during the quarter ended April 30, 2000.

     The Company has accrued approximately $25.6 million in fees payable to investment bankers as of April 30, 2000 comprised of approximately $23.2 million of investment banker fees payable by Flycast in connection with CMGI's acquisition of Flycast and approximately $2.4 million of remaining banker fees payable in connection with the Company's purchase of Flycast and Adsmart from CMGI.

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

In-process research and development ("IPRD")

     Management is primarily responsible for estimating the fair value of purchased IPRD. The portion of the purchase price allocated to IPRD in the Flycast acquisition was $29.3 million, or approximately 3.2% of CMGI's original total purchase price. The value allocated to projects identified as IPRD was charged to expense in the quarter ended April 30, 2000.

     As of the acquisition date, Flycast was in the process of developing technology which would add functionality and features and was also in the process of developing a new platform for its product. This technology had not yet reached technological feasibility and had no alternative uses. This technology under development may not achieve commercial viability. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

     The value of Flycast's identifiable intangible assets consisted of IPRD, assembled work force, developed or core technology, trade name, and customer base.

     The value of Flycast's work force was determined using the cost approach, which gives consideration to the various costs associated with replacing the employees of Flycast by estimating costs such as salaries, benefits, recruitment and training.

     The value of the developed technology and customer base was determined by estimating the expected future earnings attributed to the customer base and discounting these earnings using an appropriate discount factor. The discount rate is determined by analysis of the risks associated with the investment in each of the identified intangible assets and comparative equity risks.

     At the date of the acquisition, management estimated that completion of the Flycast IPRD would be accomplished in May 2000 while the initial development effort had commenced in late April through November 1999. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the time of the valuation date, the IPRD was approximately 65% complete, based on development costs incurred through the acquisition date versus the total costs estimated to complete the project.

     The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 24%.

     The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses and income taxes from such acquired technology. Management anticipated completing its in-process technology in May 2000. As of June 2000 the IPRD has been substantially completed.

     The original acquisition of Flycast by CMGI has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The amount of the purchase price allocated to goodwill, developed technology and other identifiable intangible assets is being amortized on a straight line basis over three years.

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)


CMGI's purchase price of the Flycast acquisition was allocated as follows:


                                           (IN THOUSANDS)

Working capital, net of cash acquired of
     $12,893 ...........................     $  21,484
Property and equipment, net ............        11,751
Other assets ...........................           316
In-process research and development ....        29,300
Long-term obligations ..................        (2,834)
Goodwill ...............................       738,537
Other identifiable intangible assets ...        93,820
                                             ---------

Purchase price, net of cash acquired ...     $ 892,374
                                             =========

     The following table represents the unaudited pro forma results of operations of the Company for the nine months ended April 30, 1999 and 2000 as if the AdKnowledge (completed on December 20, 1999, as more fully disclosed in the Company's Quarterly Report on Form 10Q for the quarter ended January 31,
2000), and Flycast acquisitions had occurred on August 1, 1998. These pro forma results include adjustments for the amortization of goodwill and other intangibles, and acquisition related costs expensed by Flycast prior to the date of acquisition, the elimination of amounts expensed for in-process research and development and the elimination of intercompany revenues and cost of revenues. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future.


                         1999           2000
                       ---------      ---------
                        (IN THOUSANDS, EXCEPT
                           PER SHARE DATA)

Net revenue ......     $  28,864      $ 146,771
Net loss .........      (300,440)      (403,071)
Net loss per share         (1.96)         (2.34)

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

E.   COMBINING FINANCIAL INFORMATION

     The acquisitions of Flycast and Adsmart have been accounted for as an "as-if pooling" and accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Flycast back to January 13, 2000, the date CMGI completed its acquisition of Flycast and of Adsmart back to April 1, 1996, the date CMGI founded Adsmart. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.


                       NINE MONTHS ENDED APRIL 30,
                    -------------------------------
                         1999           2000
                    --------------   --------------
                            (IN THOUSANDS)
   Revenue
     Engage ......     $  8,997      $  37,297
     Flycast .....           --         29,132
     Adsmart .....        1,311         45,291
     Eliminations            --         (1,602)
                       --------      ---------
          Total ..     $ 10,308      $ 110,118
                       ========      =========

   Net loss
        Engage ...     $(21,170)     $(117,761)
        Flycast ..           --       (123,797)
        Adsmart ..       (5,518)       (24,057)
                       --------      ---------
          Total        $(26,688)     $(265,615)
                       ========      =========

     All transactions amongst the Company, Flycast and Adsmart within the periods for which consolidated results of operations have been pooled have been eliminated.

F.   COMPREHENSIVE LOSS

     The components of comprehensive loss for the Company include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                APRIL 30,                      APRIL 30,
                                                          -----------------------      -----------------------
                                                            1999          2000           1999          2000
                                                          --------      ---------      --------      ---------
                                                                             (IN THOUSANDS)
Net loss ............................................     $(14,382)     $(196,505)     $(26,688)     $(265,615)
Foreign currency adjustments ........................          (43)           (25)          302             66
Net unrealized holding gain arising during the period         (527)           (16)          469            687
                                                          --------      ---------      --------      ---------
     Comprehensive loss .............................     $(14,952)     $(196,546)     $(25,917)     $(264,861)
                                                          ========      =========      ========      =========

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

G.   INVESTMENTS

     The fair value of investments has been determined through information obtained from market sources. Engage uses a specific identification cost method to determine the gross realized gains and losses on the sale of securities. The Company's cash and cash equivalents and available-for-sale securities at April 30, 2000 approximated their fair values, which are as follows:

        Cash and money market mutual fund.......................     $21,672
        Commercial paper........................................      31,758
        Corporate bonds.........................................      18,449
        Certificate of deposit..................................       5,443
        Government securities...................................      12,943
                                                                     -------
             Total cash and cash equivalents and available for
                 sale securities...............................      $90,265
                                                                     =======

H.   NON-CASH TRANSACTIONS

     During the nine months ended April 30, 2000, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, the Company has recorded a reduction of $2.0 million in both deferred compensation and additional paid-in capital.

      During the nine months ended April 30, 2000, the Company acquired AdKnowledge, Adsmart and Flycast through the issuance of common stock. See Note D and K.


I.   STOCK COMPENSATION


     Had the Company recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:


                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                   APRIL 30,             APRIL 30,
                               ------------------   -----------------
                               1999       2000      1999       2000
                               ----     -------     ----     --------
                                             (IN THOUSANDS)

Cost of revenue ..........     $ 15     $    10     $ 19     $    81
Research and development .       53          60      143         225
Selling and marketing ....       43       5,650       71       5,821
General and Administrative      155      31,228      424      31,147
                               ----     -------     ----     -------

            Total ........     $266     $36,948     $657     $37,274
                               ====     =======     ====     =======

J.   SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During April 2000, as a result of closing the Flycast and Adsmart acquisitions, the Company's operations and corresponding organizational structures were realigned into three segments: Media, Media Management and Software and Consulting based on the type of products and services offered. As a result of the realignment, the prior period segment information has been restated. Media provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies. Media Management delivers solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns. Software and Consulting is primarily engaged in the development and sale of software that enables Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences. In addition, consulting services includes traditional consulting as well as installation, training, and software support.

     Revenue and gross profit by segment are as follows:



                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      APRIL 30,                 APRIL 30,
                                --------------------     ----------------------
                                 1999         2000         1999          2000
                                -------      -------     --------      --------
                                               (IN THOUSANDS)
MEDIA
     Revenue ..............     $   445      $43,278     $  1,311      $ 74,019
     Gross profit .........        (579)       4,912         (966)        3,438

MEDIA MANAGEMENT
     Revenue ..............         640        8,462          640        16,526
     Gross profit .........         242        4,342          242         7,574

SOFTWARE AND CONSULTING
     Revenue ..............       4,092        6,942        8,357        19,573
     Gross profit .........       2,004        4,207        3,419        13,270

CONSOLIDATED SEGMENT TOTALS
     Revenue ..............       5,177       58,682       10,308       110,118
     Gross profit .........       1,667       13,461        2,695        24,282

     Assets information by operating segment is not reported since the Company does not identify assets by segment.

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

K.   RELATED PARTY TRANSACTIONS

     Related Party Revenue and Cost of Revenue

     The Company sells its products and services to companies in which CMGI has an investment or significant ownership interest. Total revenue recognized from the sales to related parties for the three months ended April 30, 1999 and 2000 were $526,000 and $2.1 million, respectively. Total revenue recognized from sales to related parties for the nine months ended April 30, 1999 and 2000 were $1.4 million and $4.7 million, respectively. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties.

     In addition, the Company outsources data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for the three months ended April 30, 1999 and 2000 was $1.1 million and $4.7 million, respectively. Total cost of revenue related to outsourcing from related parties for the nine months ended April 30, 1999 and 2000 was $2.0 million and $10.6 million, respectively.

     Dividend to CMGI

     The Company has recorded the difference between CMGI's historical carrying value and the combined purchase price paid for Flycast and Adsmart as a dividend to CMGI. This dividend has been included in the accumulated deficit balance as of April 30, 2000 as follows:


                                                                 (IN THOUSANDS)

     Accumulated deficit at July 31, 1999                         $   (84,715)
     Net loss for the nine months ended April 30, 2000               (265,615)
     Dividend to CMGI                                              (2,249,595)
                                                                  -----------
     Accumulated deficit at April 30, 2000                        $(2,599,925)
                                                                  ===========

L.   LITIGATION

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

M.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on its financial position or its results of operations.

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Although the Company is still in process of analyzing the impact of SAB No. 101, if any, in its consolidated statements and related disclosures, the Company expects that there will be not material impact on its financial position or its results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. In addition, certain provisions of FIN 44 related to option repricing are applied retroactively to December 15, 1998. Although the Company is still in process of analyzing the impact of FIN 44, if any, on its consolidated statements and related disclosures, the Company expects that there will be no material impact on its financial position or its results of operations.

                                ENGAGE, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

N.   SUBSEQUENT EVENTS

     On May 26, 2000, the Company entered into an asset purchase agreement by and among the Company, Engage Canada Company, an unlimited liability company existing under the laws of Nova Scotia, Gallop & Gallop Advertising Inc., a corporation organized under the laws of Canada ("G&G"), 1261094 Ontario Limited, a corporation organized under the laws of Ontario, and certain individual stockholders (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, Engage Canada Company purchased substantially all of the assets of G&G's online advertising solutions business in Canada known as the Virtual Billboard Network ("VBN"). The Company agreed to pay $5.0 million in Engage common stock. The Company expects to record goodwill for substantially all of the purchase price of VBN. The transaction was completed on June 9, 2000. Engage Canada Company is owned by two United States holding companies each of which is a wholly-owned subsidiary of the Company.

     On June 11, 2000, the Company signed an Agreement and Plan of Merger pursuant to which it will acquire MediaBridge Technologies, Inc., a leading provider of cross-media closed loop targeted marketing systems. Under the terms of the merger agreement, the Company will issue to the shareholders of MediaBridge approximately 14.5 million shares of common stock, subject to adjustment. The number of shares of common stock will be reduced by the value of expenses incurred by MediaBridge in the transaction. In addition, if the average of the last reported per share sales prices of common stock on the Nasdaq National Market for the 15 consecutive trading days ending three days prior to closing (the "Average Closing Price") is greater than $24.14 but less than $30.00, the number of shares issued will be reduced to a number equal to $350 million divided by the Average Closing Price. If the Average Closing Price is greater than $30.00, the number of shares issued in the merger will equal 11,666,667. Ten percent of the shares to be issued in the merger will be subject to an escrow for a period of one year to secure certain indemnification obligations of the MediaBridge shareholders.

     By virtue of the merger of MediaBridge and a wholly-owned subsidiary of the Company, MediaBridge will become a wholly-owned subsidiary of the Company. The transaction is intended to be tax-free under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction, which will be accounted for as a purchase, is subject to certain conditions, regulatory approval and the shareholder approval of MediaBridge.

O.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's future business plans, the Company's expectation that expenditures will continue to increase for the foreseeable future, the Company's liquidity and the Company's disclosure about market risk, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act; as amended and Section 21E of the Exchange Act; as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in this section, the "Risk Factors" section included in the Company's Annual Report on Form 10-K filed with the SEC on October 29, 1999, and the risk factors discussed in the Company's other filings with the SEC.

OVERVIEW

     Engage is a leading provider of profile-based Internet marketing and media solutions. At April 30, 2000, Engage was an approximately 87% owned subsidiary of CMGI, Inc. ("CMGI"). The Company offers a range of products and services that enable Web publishers, advertisers and merchants to target the delivery of advertisements, content and e-commerce offerings to their audiences and to measure their effectiveness. After its recently completed acquisitions, Engage has generated most of its revenue to date through sales of advertising management software and outsourced services and sales of media and media management services. In July 1999, Engage commercially introduced its Engage Knowledge data service to customers. Engage Knowledge provides real-time access to Engage's database of more than 70 million anonymous profiles of Web users for more effective targeting of online advertising, promotions and content. In October 1999, Engage introduced Engage AudienceNet, the first Web-wide profile driven advertising and marketing network that uses Engage's anonymous, behavior based profiles to deliver substantial benefits to media buyers, Web sites and ad networks. As a result of our recent acquisitions, our services and products are grouped into three segments: Media, Media Management and Software and Consulting.

     In February 2000, the Company's Board of Directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend. The stock dividend was paid on April 3, 2000 to stockholders of record at the close of business on March 20, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the two-for-one stock split.

BUSINESS COMBINATIONS

     In March 1999, Adsmart acquired 2Can Media, an on-line advertising representation firm. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

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

     In April 2000, Engage acquired Adsmart Corporation ("Adsmart"), an online advertising network, and Flycast Communications Corporation ("Flycast"), a leading provider of Internet direct response advertising solutions.. The acquisitions have been accounted for as a combination of entities under common control (i.e., "as if pooling").

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 2000


REVENUE, COST OF REVENUE AND GROSS MARGIN

     MEDIA. Media revenue is derived primarily from the delivery of advertisements across a network of over 4,300 Web sites. Pricing of advertising is generally based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. Cost of revenue consists primarily of amounts paid to each Web site in the network based on an agreed upon percentage of the revenue generated by advertisements run on its site as well as both internal and external ad serving costs.

     Revenue for the Media segment increased from $445,000 for the three months ended April 30, 1999 to $43.3 million for the three months ended April 30, 2000, a 9,625% increase. Gross margin for the Media segment increased from a deficit of (130%) for the three months ended April 30, 1999 to 11% for the three months ended April 30, 2000. The increase in revenue is primarily due to the Flycast acquisition, as well as an increase in both the number of advertisers purchasing advertisements and the number of ad impressions delivered on the network. The increase in the gross margin percentage for the quarter ended April 30, 2000 versus the quarter ended April 30, 1999 was primarily due to lower average Web site payments and ad serving costs.

     MEDIA MANAGEMENT. Media Management revenue is derived primarily through fees charged to customers for services provided by the Company's I/PRO and AdKnowledge divisions. The Media Management segment provides solutions to enable marketers to run and evaluate marketing programs both within and outside the Company's advertising networks. Additionally, the Media Management segment provides web site traffic measurement and analysis data and verification of site traffic and advertising results.

     Revenue for the Media Management segment increased from $640,000 for the three months ended April 30, 1999 to $8.5 million for the three months ended April 30, 2000, a 1,222% increase. Gross margin for the Media Management segment increased from 38% for the three months ended April 30, 1999 to 51% for the three months ended April 30, 2000. The increase in revenue was primarily due to the I/PRO and AdKnowledge acquisitions and to a lesser extent, an increase in I/PRO's customer base. The increase in the gross margins for the quarter ended April 30, 2000 versus the quarter ended April 30, 1999 was a result of the significant increase in revenue without a related increase in cost of revenue as a large portion of the Media Management segment's cost of revenue are fixed, infrastructure related costs.

     SOFTWARE AND CONSULTING. Software and Consulting revenue is derived primarily through the sale of software licenses, outsourced advertising management solutions utilizing the Company's software and consulting services. Consulting services include fees charged for training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support the AdBureau product as well as payroll, benefits and allocated overhead of the Company's support and consulting groups.

     Revenue for the Software and Consulting segment increased from $4.1 million for the three months ended April 30, 1999 to $6.9 million for the three months ended April 30, 2000, a 70% increase. Gross margin for the Software and Consulting segment increased from 49% for the three months ended April 30, 1999 to 61% for the three months ended April 30, 2000. The increase in Software and Consulting revenue was due to an increase in the number of new customers in both domestic and international markets and a larger quantity of medium and high dollar license arrangements during the three months ended April 30, 2000. In addition, as a result of a growing customer base, consulting and support revenue has increased substantially in the three months ended April 30, 2000 as compared to the three months ended April 30, 1999. In the quarter ended April 30, 2000, the Company ceased commercial sale of its DecisionSupportServer product. In the quarter ended April 30, 1999, DecisionSupportServer accounted for approximately 4% of the Software and Consulting segment's revenues. The increase in gross margins is due to an increase in revenue that exceeded the increase in costs due to an expanded customer base and larger software deals.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Research and development expenses increased from $2.0 million for the three months ended April 30, 1999 to $8.6 million for the three months ended April 30, 2000, a 325% increase. This increase was primarily due to the I/PRO, AdKnowledge and Flycast acquisitions and the inclusion of their operations for the quarter ended April 30, 2000, and to a lesser extent, the expansion of the Company's research and development activities. Including acquisitions, Engage's research and development staff increased 289% from April 30, 1999 to April 30, 2000. These increases were offset somewhat by a decrease in spending on the translation of Engage's products into certain foreign languages, projects which were substantially completed during fiscal 1999. Research and development expenses were 39% of revenue for the three months ended April 30, 1999, compared to 15% of revenue for the three months ended April 30, 2000. This decrease is the direct result of the increase in quarter over quarter revenue.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows and depreciation expense. Selling and marketing expenses increased from $4.8 million for the three months ended April 30, 1999 to $32.8 million for the three months ended April 30, 2000, a 590% increase. The increase in costs was primarily due to the I/PRO, AdKnowledge and Flycast acquisitions, the continuing expansion of Engage's sales force and costs incurred to brand the Engage name and build market awareness of the Company's consolidated product offerings resulting from recent acquisitions. In addition, a portion of the increase was related to increases in product advertising costs resulting from the release of several new products subsequent to April 30, 1999. Finally, a portion of the increase is due to continued expansion in international markets and the costs of maintaining sales and marketing efforts in foreign markets. Overall, including acquisitions, Engage's sales and marketing staff increased 229% from April 30, 1999 to April 30, 2000. Sales and marketing expenses were 92% of revenue for the three months ended April 30, 1999, compared to 56% for the three months ended April 30, 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facility and related costs and depreciation expense. General and administrative expenses increased from $1.4 million for the three months ended April 30, 1999 to $10.2 million for the three months ended April 30, 2000, a 604% increase. The increase was primarily due to the inclusion of I/PRO's, AdKnowledge's, and Flycast's operations for the quarter ended April 30, 2000 and, to a lesser extent, an increase in payroll and related costs associated with developing an administrative infrastructure to support growing operations. General and administrative costs were 28% of revenue for the three months ended April 30, 1999, compared to 17% for the three months ended April 30, 2000, primarily due to increased revenues.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $2.4 million for the three months ended April 30, 1999 to $87.0 million for the three months ended April 30, 2000. The increase was due to amortization expense resulting from Adsmart's acquisition of 2Can Media in March 1999, and Engage's acquisitions of I/PRO in April 1999, AdKnowledge in December 1999 and Flycast in January 2000. Intangible assets from the 2Can acquisition are being amortized over five years. Intangible assets from the I/PRO acquisition are being amortized over three to five years, while intangible assets from the AdKnowledge and Flycast acquisitions are being amortized over three years. All of the Company's intangible assets are being amortized under the straight-line method.

     STOCK COMPENSATION. Stock compensation expense increased from $266,000 for the three months ended April 30, 1999 to $36.9 million for the three months ended April 30, 2000. Approximately $36.6 million of the increase in stock compensation expense was related to stock compensation expense recorded for the acceleration of the vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements. Additionally, Engage began to recognize stock compensation expense as a result of stock options granted during fiscal 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant. Finally, during the three months ended April 30, 2000, as a result of the termination of employment of certain employees prior to the vesting of their stock options, the Company reversed $8,000 of stock compensation expense that had been recorded in prior quarters and ceased monthly stock compensation expense recognition related to the terminated employees.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of Engage's 46% interest in a Japanese joint venture was $257,000 for the three months ended April 30, 1999, compared to $315,000 for the three months ended April 30, 2000. The increase in Engage's share of losses in the joint venture represents the joint venture's increase in staff and its continued investment in expanding its sales and marketing presence within its market.

INTEREST INCOME

     Interest income was $1.5 million for the three months ended April 30, 2000. During the three months ended April 30, 2000, interest income was primarily earned from investing the proceeds of the Company's initial public offering completed in July 1999 and cash and investments acquired in the acquisition of Flycast.

INTEREST EXPENSE

     Interest expense was $220,000 for the three months ended April 30, 1999, compared to $1.2 million for the three months ended April 30, 2000. During fiscal 1998, Engage entered into an arrangement with CMGI which required Engage to accrue interest on intercompany debt at a rate of 7% per annum. During the three months ended April 30, 1999, interest expense was recorded on this debt, all of which was converted into equity in connection with Engage's initial public offering in July 1999. During 1998, Adsmart also entered into a similar financing arrangement with CMGI. All of Adsmart's debt with CMGI was converted into equity in connection with the closing of the acquisition of Adsmart by Engage in April 2000. Interest expense related to long-term debt and capital lease obligations increased in the three months ended April 30, 2000 over April 30, 1999 due to debt balances assumed as part of the I/PRO, Adknowledge, and Flycast acquisitions Interest expense for the three months ended April 30, 2000 was primarily related to interest accrued by Adsmart on the intercompany debt with CMGI and interest paid on long-term debt and capital lease obligations maintained by AdKnowledge.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 2000

REVENUE AND COST OF REVENUE

     MEDIA. Revenue for the Media segment increased from $1.3 million for the nine months ended April 30, 1999 to $74.0 million for the nine months ended April 30, 2000, a 5,546% increase. Gross margin (deficit) for the Media segment increased from (74)% for the nine months ended April 30, 1999 to 5% for the nine months ended April 30, 2000. The increase in revenues is primarily due to the Flycast acquisition, the 2Can acquisition, as well as an increase in both the number of advertisers purchasing advertisements and the number of ad impressions delivered on the network. The increase in the gross margin percentage for the nine months ended April 30, 2000 versus the nine months ended April 30, 1999 was primarily due to lower average Web site payments resulting, in part, from the elimination of some guaranteed minimum payments to Web sites from selected Web site agreements, offset somewhat by an increase in ad serving costs.

     MEDIA MANAGEMENT. Revenue for the Media Management segment increased from $640,000 for the nine months ended April 30, 1999 to $16.5 million for the nine months ended April 30, 2000, a 2,482% increase. Gross margin for the Media Management segment increased from 38% for the nine months ended April 30, 1999 to 46% for the nine months ended April 30, 2000. The increase in revenue was primarily due to the I/PRO and AdKnowledge acquisitions and to a lesser extent, an increase in I/PRO revenue as a result of a growing customer base.

     SOFTWARE AND CONSULTING. Revenue for the Software and Consulting segment increased from $8.4 million for the nine months ended April 30, 1999 to $19.6 million for the nine months ended April 30, 2000, a 134% increase. Gross margin for the Software and Consulting segment increased from 41% for the nine months ended April 30, 1999 to 68% for the nine months ended April 30, 2000. The increase in Software and Consulting revenue was due to an increase in the number of new customers in both domestic and international markets and a larger quantity of medium and high dollar license arrangements during the nine months ended April 30, 2000. In addition, as a result of a growing customer base, consulting and support revenue has increased substantially in the three months ended April 30, 2000 as compared to the nine months ended April 30, 1999. In the quarter ended April 30, 2000, the Company ceased commercial sale of its DecisionSupportServer product. In the nine months ended April 30, 1999, DecisionSupportServer accounted for approximately 6% of the Software and Consulting segment's revenues.

OPERATING EXPENSES

      RESEARCH AND DEVELOPMENT. Research and development expenses increased from $5.8 million for the nine months ended April 30, 1999 to $17.0 million for the nine months ended April 30, 2000, a 193% increase. This increase was due to the I/PRO, AdKnowledge, and Flycast acquisitions and the inclusion of their operations for the nine months ended April 30, 2000, and to a lesser extent, the expansion of the Company's research and development activities. These increases were offset somewhat by a decrease in spending on the translation of Engage's products into certain foreign languages, projects which were substantially completed during fiscal 1999. Research and development expenses were 56% of revenue for the nine months ended April 30, 1999, compared to 15% of revenue for the nine months ended April 30, 2000. This decrease is the direct result of the increase in year to date revenue April 30, 1999 to April 30, 2000.

     SELLING AND MARKETING. Selling and marketing expenses increased from $9.5 million for the nine months ended April 30, 1999 to $63.1 million for the nine months ended April 30, 2000, a 568% increase. The increase was primarily due to an increase in costs related to the acquisitions of I/PRO, AdKnowledge and Flycast. Additionally, an increase in product advertising costs resulting from the release of several new products subsequent to April 30, 1999 and the continuing expansion of Engage's sales force contributed to the overall increase. Finally, a portion of the increase is due to continued expansion in international markets and the costs of maintaining sales and marketing efforts in foreign markets. As of April 30, 2000, the Company has subsidiaries in six foreign countries versus one foreign subsidiary that existed as of April 30, 1999. Overall, including the acquisitions of I/PRO, AdKnowledge and Flycast, Engage's sales and marketing staff increased 229% from April 30, 1999 to April 30, 2000. Sales and marketing expenses were 92% of revenue for the nine months ended April 30, 1999, compared to 57% for the nine months ended April 30, 2000. The decrease as a percentage of revenue is the result of the increase in revenue during the period, offset somewhat by costs incurred in the Company's efforts to begin the re-branding of Engage.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2.9 million for the nine months ended April 30, 1999 to $18.0 million for the nine months ended April 30, 2000, a 517% increase. The increase was primarily due to an increase in payroll and related costs associated with the support of growing operations and from the inclusion of I/PRO's, AdKnowledge's and Flycast's operations for the nine months ended April 30, 2000. General and administrative costs were 28% of revenue for the nine months ended April 30, 1999, compared to 16% for the nine months ended April 30, 2000. The decrease as a percentage ofrevenue is the result of spreading fixed costs over a larger revenue base.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $4.7 million for the nine months ended April 30, 1999 to $118.8 million for the nine months ended April 30, 2000. The increase was due to the acquisitions of I/PRO in April 1999, AdKnowledge in December 1999 and Flycast in January 2000. Intangible assets from the I/PRO acquisition are being amortized over three to five years, while intangible assets from the AdKnowledge and Flycast acquisitions are being amortized over three years. All of the Company's intangible assets are being amortized under the straight line method.

     STOCK COMPENSATION. Stock compensation expense increased from $657,000 for the nine months ended April 30, 1999 to $37.3 million for the nine months ended April 30, 2000. Approximately $36.6 million of the increase in stock compensation expense was related to stock compensation expense recorded for the acceleration of the vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements. Additionally, during the nine months ended April 30, 2000, as a result of the termination of employment of certain employees prior to the vesting of their stock options, the Company reversed $130,000 of stock compensation expense that had been recorded in prior quarters and ceased monthly stock compensation expense recognition related to the terminated employees.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of Engage's 46% interest in a Japanese joint venture was $417,000 for the nine months ended April 30, 1999, compared to $1.0 million for the nine months ended April 30, 2000. The increase in Engage's share of losses in the joint venture represents the joint venture's increase in staff and its continued investment in expanding its sales and marketing presence within its market.

INTEREST INCOME

     Interest income was $4.3 million for the nine months ended April 30, 2000. During the nine months ended April 30, 2000, interest income was primarily earned from investing the proceeds of the Company's initial public offering completed in July 1999 and cash and investments acquired in the acquisition of Flycast.

INTEREST EXPENSE

     Interest expense was $751,000 million for the nine months ended April 30, 1999, compared to $2.3 million for the nine months ended April 30, 2000. During fiscal 1998, Engage entered into an arrangement with CMGI which required Engage to accrue interest on intercompany debt at a rate of 7% per annum. During the nine months ended April 30, 1999, interest expense was recorded on this debt, all of which was converted into equity in connection with Engage's initial public offering in July 1999. During 1998, Adsmart also entered into a similar financing arrangement with CMGI. All of Adsmart's debt with CMGI was converted into Adsmart equity and then Engage common stock in connection with the closing of the acquisition of Adsmart by Engage in April 2000.

     During the nine months ended April 30, 2000, interest expense was recorded on the Company's long-term debt and capital lease obligations. Interest expense related to long-term debt and capital lease obligations increased in the nine months ended April 30, 2000 over April 30, 1999 due to debt balances assumed as part of the I/PRO, Adknowledge, and Flycast acquisitions. Interest expense for the nine months ended April 30, 2000 was also comprised of interest accrued by Adsmart on its intercompany debt with CMGI.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased from $112.0 million at July 31, 1999 to $48.5 million at April 30, 2000. Net cash used in operating activities was $105.9 million for the nine months ended April 30, 2000. Cash used in operating activities resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable. Net cash used in investing activities was $10.9 million for the nine months ended April 30, 2000. During the nine months ended April 30, 2000 we purchased $54.3 million in marketable securities and continued to acquire equipment to support growth and expansion. These uses were offset by $61.6 million in proceeds from the redemption of marketable securities and $15.9 million in cash acquired in acquisitions. Net cash provided by financing activities was $31.5 million and consisted primarily of proceeds received from CMGI to fund the operations of Adsmart prior to Engage acquiring Adsmart on April 28, 2000.

     As of April 30, 2000, we had $90.3 million of cash and cash equivalents and marketable securities. Although we have no material commitments for capital expenditures, we anticipate that expenditures will continue to increase for the foreseeable future as the Company accelerates the growth of its business. Additionally, the Company will continue to evaluate investment opportunities in businesses that management believes will complement its marketing strategies.

     The Company currently anticipates that its available cash resources will be sufficient to meet its anticipated needs for working capital and capital expenditures for approximately the next 2 quarters. The Company believes that additional external financing will be available through strategic partnerships, sales of additional equity or other debt instruments. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and its stockholders may experience dilution of their interest in the Company. If adequate funds are not available or are not available on acceptable terms, the Company's ability to continue as a going concern, to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPRD")

     Management is primarily responsible for estimating the fair value of purchased in-process research and development. The portion of the AdKnowledge purchase price allocated to IPRD was $2.3 million and was expensed during the quarter ended January 30, 2000. The portion of the Flycast purchase price allocated to IPRD was $29.3 million and was expensed in the quarter ended April 30, 2000.

     As of the acquisition date, AdKnowledge's major in-process projects were: the development of the AdKnowledge System Architecture Upgrade, the AdServer Network Capacity Upgrade, the Adserve Network Operating System Change, the Optimal Global Domain Name Service and the QA Automation Procedures. The value of this IPRD was determined using an income approach using appropriate discount rates.

     As of the acquisition date, Flycast was in the process of developing technology which would add functionality and features and was also in the process of developing a new platform for its product. The IPRD had not yet reached technological feasibility and had no alternative uses. The IPRD under development may not achieve commercial viability. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

     At the date of the acquisition, management estimated that completion of the Flycast IPRD would be accomplished in May 2000 while the initial development effort had commenced in late April through November 1999. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the time of the valuation date, the IPRD was approximately 65% complete, based on costs into the product versus the total costs estimated to complete it.

     The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 24%.

The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses and income taxes from such acquired technology. Management anticipated completing its in-process technology in May 2000. As of June 2000, the IPRD has been substantially completed.

FOREIGN OPERATIONS

     The results of the Company's international operations are subject to currency fluctuations. As of April 30, 2000, the Company had subsidiaries in the United Kingdom, Germany, France, Sweden, Italy and Australia, and had a joint venture in Japan. To date, the Company's financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and operations are commenced in additional countries, there can be no guarantee that the Company's financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

SUBSEQUENT EVENTS

     On May 26, 2000, the Company entered into an asset purchase agreement by and among the Company, Engage Canada Company, an unlimited liability company existing under the laws of Nova Scotia, Gallop & Gallop Advertising Inc., a corporation organized under the laws of Canada ("G&G"), 1261094 Ontario Limited, a corporation organized under the laws of Ontario, and certain individual stockholders (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, Engage Canada Company purchased substantially all of the assets of G&G's online advertising solutions business in Canada known as the Virtual Billboard Network ("VBN"). The Company agreed to pay $5 million in Engage common stock. The Company expects to record goodwill for substantially all of the purchase price of VBN. The transaction was completed on June 9, 2000. Engage Canada Company is owned by two United States holding companies each of which is a wholly-owned subsidiary of the Company.

     On June 11, 2000, the Company signed an Agreement and Plan of Merger pursuant to which it will acquire MediaBridge Technologies, Inc., a leading provider of cross-media closed loop targeted marketing systems. Under the terms of the merger agreement, the Company will issue to the shareholders of MediaBridge approximately 14.5 million shares of common stock, subject to adjustment. The number of shares of common stock will be reduced by the value of expenses incurred by MediaBridge in the transaction. In addition, if the average of the last reported per share sales prices of common stock on the Nasdaq National Market for the 15 consecutive trading days ending three days prior to closing (the "Average Closing Price") is greater than $24.14 but less than $30.00, the number of shares issued will be reduced to a number equal to $350 million divided by the Average Closing Price. If the Average Closing Price is greater than $30.00, the number of shares issued in the merger will equal 11,666,667. Ten percent of the shares to be issued in the merger will be subject to an escrow for a period of one year to secure certain indemnification obligations of the MediaBridge shareholders.

     By virtue of the merger of MediaBridge and a wholly-owned subsidiary of the Company, MediaBridge will become a wholly-owned subsidiary of the Company. The transaction is intended to be tax-free under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction, which will be accounted for as a purchase, is subject to certain conditions, regulatory approval and the shareholder approval of MediaBridge.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


     On April 28, 2000, in connection with the Company's acquisition of Flycast Communications Corporation and Adsmart Corporation pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000, (the "Merger Agreement") by and among the Company, FCET Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, CMGI, Inc., a Delaware corporation and the majority stockholder of the Company, Adsmart and Flycast, the Company issued
(i) 10,877,468 shares of its common stock for all of the outstanding capital stock of Adsmart (of which 10,811,527 million shares were issued to CMGI for its 96% interest in the capital stock of Adsmart and 65,941 shares to ten other holders of Adsmart capital stock) and (ii) 53,413,213 shares of its common stock to CMGI for CMGI's 100% interest in Flycast.

     No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder.

     In connection with the Company's initial public offering in July 1999, the Company received net proceeds of approximately $94.8 million reflecting gross proceeds of $103.5 million net of underwriter commissions of approximately $7.2 million and other estimated offering costs of approximately $1.5 million. On July 19, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-78015) effective.

     The following table sets forth the Company's cumulative use of proceeds as of April 30, 2000:

                                                                  (IN THOUSANDS)

         Construction of plant, building and facilities             $     -
         Purchase and installation of machinery and equipment         9,563
         Purchases of real estate                                         -
         Acquisition of other businesses                                  -
         Repayment of indebtedness                                        -
         Working capital                                             29,212
         Temporary investments: cash and cash equivalents                 -
         Temporary investments: available for sale securities        54,016
         Temporary investments: other                                 2,000
         All other purposes                                               -


     The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Company's Registration Statement on Form S-1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders on April 28, 2000, and the following matters were voted on at that meeting:

1. To approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation increasing from 150,000,000 to 350,000,000 the number of authorized shares of the Company's Common Stock. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                     BROKER
                  FOR             AGAINST          ABSTAIN           NONVOTE

              89,534,442           2,302            3,894          10,307,686



2. To approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation changing the name of the Company to Engage, Inc. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                      BROKER
                  FOR              AGAINST          ABSTAIN           NONVOTE

              99,843,954             800             3,548              N/A


3. To approve, (i) the continuance of the Company's 1995 Equity Incentive Plan and (ii) an amendment to the Plan to increase from 30,000,000 to 36,000,000 the number of shares of the Company's Common Stock reserved for issuance under the Plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                    BROKER
                FOR              AGAINST          ABSTAIN           NONVOTE

            89,528,074            8,794            3,748          10,307,686


4. To approve the issuance of shares of the Company's Common Stock in two concurrent interested party transactions between the Company and CMGI, Inc., the majority stockholder of the Company, pursuant to which the Company will acquire, in exchange for shares of the Company's Common Stock, Adsmart Corporation, a subsidiary of CMGI, and Flycast Communications Corporation, a wholly-owned subsidiary of CMGI The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                                  BROKER
               FOR             AGAINST          ABSTAIN           NONVOTE

           89,530,556           6,512            3,548          10,307,686

ITEM 5.  OTHER INFORMATION

     On June 11, 2000, the Company signed an Agreement and Plan of Merger pursuant to which it will acquire MediaBridge Technologies, Inc., a leading provider of cross-media closed loop target marketing systems. Under the terms of the merger agreement, the Company will issue to the shareholders of MediaBridge approximately 14.5 million shares of common stock, subject to adjustment. The number of shares of common stock will be reduced by the value of expenses incurred by MediaBridge in the transaction. In addition, if the average of the last reported per share sales prices of common stock on the Nasdaq National Market for the 15 consecutive trading days ending three days prior to closing (the "Average Closing Price") is greater than $24.14 but less than $30.00, the number of shares issued will be reduced to a number equal to $350 million divided by the Average Closing Price. If the Average Closing Price is greater than $30.00, the number of shares issued in the merger will equal 11,666,667. Ten percent of the shares to be issued in the merger will be subject to an escrow for a period of one year to secure certain indemnification obligations of the MediaBridge shareholders.

     By virtue of the merger of MediaBridge and a wholly-owned subsidiary of the Company, MediaBridge will become a wholly-owned subsidiary of the Company. The transaction is intended to be tax-free under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction, which will be accounted for as a purchase, is subject to certain conditions, regulatory approval and the shareholder approval of MediaBridge.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Amendment to the Company's Second Amended and Restated Certificate of Incorporation.

         10.1(1)  Amended and Restated 1995 Equity Incentive Plan.

         10.2(2)  1996 Stock Option Plan of AdKnowledge Inc.

         10.3(2)  AdKnowledge Inc. 1998 Stock Option/Stock Issuance Plan

         10.4 First Amendment to the Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Company as tenant, dated March 20, 2000.

         27.1     Financial Data Schedule



         (1) Previously filed with the Company's definitive proxy statement on April 7, 2000 and is incorporated herein by reference.

         (2) Previously filed with the Company's Registration Statement on Form S-8 (File No. 333-32202) on March 10, 2000 and is incorporated herein by reference.

(b)      Reports on Form 8-K

         On March 3, 2000, the Company filed an amendment to its report on Form 8-K in connection with the Company's completion of its acquisition of AdKnowledge Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on June 14, 2000.


                                By:  /s/ Paul L. Schaut
                                     -----------------------------------------
                                     Paul L. Schaut
                                     Chief Executive Officer and President


                                By:  /s/ Stephen A. Royal
                                     -----------------------------------------
                                     Stephen A. Royal
                                     Chief Financial Officer and Treasurer
                                     (Principal Accounting and Financial
                                     Officer of the Registrant)

                                  EXHIBIT INDEX

   EXHIBIT NO.      EXHIBIT

      3.1 Amendment to the Company's Second Amended and Restated Certificate of Incorporation.

     10.1(1)      Amended and Restated 1995 Equity Incentive Plan.

     10.2(2)      1996 Stock Option Plan of AdKnowledge Inc.

     10.3(2)      Adknowledge Inc. 1998 Stock Option/Stock Issuance Plan.

     10.4 First Amendment to the Lease Agreement by and between TST 555/575 Market, L.L.C as landlord and the Company as tenant, dated March 20, 2000.

     27.1         Financial Data Schedule


     (1) Previously filed with the Company's definitive proxy statement on April 7, 2000 and is incorporated herein by reference.

     (2) Previously filed with the Company's Registration Statement on Form S-8 (File No. 333-32202) on March 10, 2000 and is incorporated herein by reference.