Form 10-K
period 2000-07-31
ENGAGE INC
filed 2000-10-30
CIK 1084573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2000

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .
                            ------------------------
                        COMMISSION FILE NUMBER 000-26671

                                  ENGAGE, INC.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) as of October 13, 2000 was approximately $203,243,000.

     The number of shares outstanding of the registrant's Common Stock as of October 13, 2000 was 196,221,066.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on December 20, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ENGAGE, INC.

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.
Item 1.    Business....................................................      2
Item 2.    Properties..................................................     11
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........     11

PART II.
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................     11
Item 6.    Selected Financial Data.....................................     14
Item 7.    Management's Discussion and Analysis of Financial Position
           and Results of Operations...................................     15
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     31
Item 8.    Financial Statements and Supplementary Data.................     32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     64

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........     64
Item 11.   Executive Compensation......................................     64
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     64
Item 13.   Certain Relationships and Related Transactions..............     64

PART IV.
Part 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     64
           Signatures..................................................     66

                                    PART 1.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results and Market Price of Stock."

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading provider of online marketing solutions. Our broad offering of products and services enable marketers, Web sites and e-commerce merchants to use the Internet as well as other interactive media to recruit and retain customers. Our products and services allow marketers to get better results from their marketing campaigns and allow Web sites to more effectively monetize their audiences.

     At the core of our solution is our Engage Knowledge database. Engage Knowledge is a database that contains over 84 million user profiles collected from participating Web sites across the Internet. An Engage global profile is an anonymous collection of information about an individual Web user's consumer interests, demographic characteristics and geographic location. These profiles are developed through a combination of a user's browsing behavior on participating sites on the Internet and information the user has voluntarily declared at these sites, such as information provided on an online registration form. Each anonymous profile omits information that would permit the personal identification of the user, such as name, address and e-mail address. Through the power of our database, marketers and Web sites can serve consumers advertisements and content that matches the consumer's interests, while at the same time respecting their right to privacy.

     Our revenues are derived from three principal business segments:

     Engage Media. Engage Media offers a range of products and services designed to meet the specific needs of online marketers and Web sites around the world. According to the June 2000 report by Media Metrix, our integrated network of more than 4,700 Web sites currently reaches nearly 61% of the Web users in the United States. This network enables marketers to connect with diverse audiences through a wide choice of products and services for branding, reach, direct response, targeting, and even campaign testing. In addition, we assist Web sites with the sale of advertising inventory, ad delivery and related services. We also serve the special needs of business-to-business (B2B) online marketers and Web sites as we deliver complete solutions for reaching business audiences through targeted Web and e-mail advertising. We have built an extensive B2B online advertising network that includes over 265 Web sites for the most sought after vertical audience groups, including agriculture, automotive, building and construction, chemical, printing, food and hospitality, healthcare, information technology, legal, small and home office, and telecommunications. Engage Media currently has offices in the United States and nine other countries.

     Engage Media Management. Engage Media Management provides marketers and Web sites with a full suite of analysis, tracking, management and measurement services. Our analysis, tracking and management services enable marketers to fully analyze the results of an online marketing or ad campaign. In addition, we deliver results to Web site merchants and publishers by helping them understand and verify site visitor activity and patterns at a Web site.

     Engage Software and Consulting. Engage Software and Consulting provides enterprises and Web sites with software that enables businesses to access, store, manage and reuse promotional graphics and images across both traditional and electronic media. In addition, we sell and outsource a powerful ad management system that is a leading cross-media interactive advertising platform, enabling Web sites to deliver integrated, targeted campaigns across multiple media types, such as banners, streaming media, wireless text, wireless audio and off-line devices. Our ProfileServer product is the industry's only application-independent profiling platform which generates and delivers complete, individual profiles of Web visitors in real time.

OUR SOLUTIONS

     We deliver results-oriented solutions that enable marketers to target messages to precise online audiences and convert prospects into buyers and ultimately loyal customers. The primary features of our solutions are as follows:

     Connect Marketers With Online Audiences. We enable marketers to target audience groups through anonymous, behavior-based profiles from the Engage Knowledge database, specific clusters of Web sites with audited demographics or by content on premium Web sites. We also employ innovative direct marketing methodologies that allow marketers to optimize marketing campaigns in real-time to maximize their return on investment from specific campaigns.

     Improve Targeting Through Anonymous Profiles. Our Engage Knowledge database contains user profiles collected from participating sites across the Internet. Our database has been designed to create, refine and deliver millions of profiles in real-time to meet the demands of multiple Web sites. When a user visits any Web site in the Engage Media network, which we call an "Engaged-enabled" site, we match that visitor to his or her profile in the global profile database. We use these profiles internally to improve the performance of media campaigns on our network and also to create recommendations that are transmitted to customers to target advertisements, content and e-commerce offerings to their visitors.

     Deliver Response-Oriented Marketing Campaigns. Once a marketer has selected its desired audience, our media consultants assist the marketer in choosing the particular marketing program that is best suited for the targeted audience. For marketers interested in direct response, Engage Media offers a range of network services that allow marketers to design and implement different types of campaigns for different target audiences. For marketers interested in brand awareness or image, we offer media from well known Web sites in the Engage Media network, as well as sponsorships and rich media campaigns typically used for branding.

     Measure and Optimize Marketing Campaigns. Through our Media Management services, we provide a system that centrally delivers ads to 95% of Web sites and networks capable of online advertising. This allows us to offer our clients consistent measurement across an entire ad campaign. Absent such a system, a marketer would need to compile a myriad of different reports that use different counting standards, formats and terminology. Through a combination of our services, we provide marketers with the ability to track and monitor viewers' online responses to Internet ads across the Web and on the marketer's Web site. These responses, commonly known as "post-click actions," may include visits, user registrations, or purchases on the marketer's site.

     "Close the Loop" With Enterprise Applications. We develop and market software that businesses can use to create, plan, deliver and refine integrated promotional campaigns that establish and enhance a uniform brand image across a broad range of traditional and electronic media. Our technology achieves a "closed-loop" solution by tracking a promotional campaign, gauging its effectiveness and drawing on newly updated information to continually refine it to more accurately target customers. These capabilities enable a business to target consistent, relevant promotions to specific audiences that have expressed an interest in identified products or services. By using our software to deploy promotions to interested customers over the most appropriate media, we help businesses acquire new customers and more cost-effectively retain and increase sales to their existing customers.

     Partner With Web Sites. We seek to maximize the value of a Web site's ad inventory in a number of ways. Because we sell online media based on a variety of targeting and business models, we can choose the method that produces the most value for each Web site. For example, a new Web site with no consumer recognition might initially sell inventory on a pay for performance basis, but later as the Web site matures, it might sell profile- or demographic-targeted inventory or even branded content inventory. We can increase the value of a Web site's ad inventory by anonymously profiling visitors to the Web site and then transforming unsold or undervalued, hard-to-target ad inventory into inventory associated with a specific desirable audience.

PRODUCTS AND SERVICES

  Engage Media

     Engage Media is a global media network, which helps both business-to-consumer and business-to-business marketers find their audiences on the Internet. Our network leads the industry in audience size with the highest unduplicated reach in the United States. We provide a wide array of products and services designed to help marketers make the best decisions to maximize their online marketing results. We pay Web sites in our network a percentage of the fees that we collect from marketers for campaigns run on our network. In addition, we typically are responsible for tracking, billing and collecting all fees from the advertiser and, in many instances, for serving each ad. This allows Web sites to avoid the need to both hire an internal sales staff or purchase sophisticated ad serving technology thereby increasing their revenue potential. Our global expansion efforts through alliances and acquisitions have bolstered our media properties in Australia, Asia, Canada, Europe and Japan.

     Our main product and service offerings include the following:

     Audience Profiles. Our Audience Profile service enables marketers to reach viewers who match a given profile of online interests and behavior, whenever they browse on the 4,700 Web sites in the Engage Media network. By buying ad campaigns powered by Audience Profiles, an Internet media buyer can define and target an audience based on demographic, geographic and other interest categories in the Engage Knowledge database. An advertisement can then be shown only to those Web users matching the specified criteria. Audience Profiles are designed to enable a marketer to pay only for those advertisements that reach its target audience, and to enable Web sites to increase the value of their advertising inventory by augmenting existing advertising sales with the sale of underutilized advertising inventory at higher CPM (cost per thousand) rates.

     Optimized Run of Network. Our Optimized Run of Network product offers marketers a broader reach than many of the big Web portals. We aggregate advertising inventory from thousands of Web sites that meet minimum size and quality requirements. Many small and medium-size Web sites that are unable to support their own sales forces list all of their ad inventory with us. Other Web sites that maintain either a direct or outsourced sales force, but that are unable to sell all of their inventory, list the unsold portion on our network. Thus, marketers are able to advertise to a wide cross-section of visitors.

     Engage Echo. Engage Echo is our recently introduced solution designed to enable marketers to retarget their prospects and customers with banner advertising anywhere on the Engage Media network. Engage Echo works by collecting anonymous behavioral profile information about prospects and customers at the marketer's site and then leveraging the Engage Knowledge database of 84 million anonymous behavioral profiles to retarget those same customers with banner ads and promotional offers across the Internet on the Engage Media Network. Advertisers can retarget based on two overarching criteria: those visitors who have browsed on a marketer's Web site and those who actually made purchases. Advertisers can then focus their targeting by approaching users who visited the site within 30, 60 and 90 days and users who visited a particular product or subject area. Engage Echo can help ensure that relevant messages are delivered based on recent consumer behavior, resulting in potential increased conversion rates and revenues, decreased customer acquisition costs and improved customer retention.

     Targeted Content. We sell a certain amount of ad inventory on our network through our Targeted Audience Group (TAG) program. Marketers can run campaigns on Web sites that have similar content. Engage Media analyzes and audits the audiences of hundreds of Web sites and groups them within certain categories according to demographics and lifestyles.

     Premium Sites. Marketers can also choose to advertise on highly branded sites with leading content. Many of the Web sites in our network feature leading brands, such as Fast Company and U.S. News Online.

     CPC. In December 1999, we introduced CPCNet, a new cost-per-click advertising network. CPCNet meets the needs of both marketers and Web sites who prefer to operate within a pay-for-performance environment. For advertisers who are interested in cost-per-click campaigns as part of their online media strategy, CPCNet provides a vehicle for online direct marketing. For Web sites, CPCNet allows smaller Web sites to join a Web advertising network, create new revenue streams and reach new advertisers.

     B2B Web Advertising Network. We offer marketers in the business-to-business e-commerce market the opportunity to advertise by vertical audience groups. This approach enables marketers to reach specific industry audiences, such as agriculture, hospitality, information technology, legal and small business services. We also offer marketers the ability to reach a qualified general business audience by running campaigns across the B2B network. As of July 31, 2000, the B2B network consisted of 265 sites in 12 distinct vertical markets.

     LocalNet. In addition to direct sales of advertising space, Engage Media also packages and sells online ad space and related media services on a wholesale basis to value-added resellers. To develop an indirect channel for the offering, we recently initiated relationships with 12 resellers, including BellSouth Corporation, SBC Communications Inc., U. S. West, R.H. Donnelley and British Telecom. Under these agreements, Engage Media will deliver local Web advertising inventory and supporting services to the resellers' sales forces for resale to local advertisers.

     Email. In August 1999, we announced the commercial launch of our Newsletter Network, which provides marketers with the opportunity to deliver messages to opt-in readers of online newsletters. The Newsletter Network provides a one-stop option for advertisers to run banner and text advertisements across multiple newsletters with a single media buy.

     For the fiscal years ended July 31, 1998, 1999 and 2000, revenue resulting from the sale of Engage Media's products and services was $354,000, $10.8 million and $105.7 million, respectively.

  Engage Media Management

     Our media management solutions are designed to help marketers execute, measure and optimize their Internet marketing campaigns. Our mission is to put marketers in control of their outbound Web marketing programs and maximize their return on investment.

     Engage Media Management is the web ad management partner to over 200 advertisers, including traditional and interactive agencies such as Carat Freeman, Organic Media, Young & Rubicam, i-traffic, K2 Design and i-frontier. Some agency clients include: Microsoft, IBM, Amazon, Bell Atlantic, Macy's, Infoseek, Hotmail, Schwab and Hewlett-Packard. Our customers also include leading Web marketers such as eBay, PlanetRx, Sparks.com, Healthshop.com, Cooking.com and SportsLine USA.

     Our main product and service offerings include the following:

     The AdKnowledge System. The AdKnowledge System is comprised of four Web-based modules, seamlessly integrated into one, easy-to-use system. The Planning Module is a comprehensive media planning tool and searchable database that allows for cross-site comparisons based on a multitude of criteria. The Campaign Management Module is an Internet marketing "control panel" that streamlines the management process of building Internet advertising campaigns. The Ad Serving Module is an Internet ad serving system, and the Reporting Module is a flexible online interface for basic performance reporting.

     eAnalytics. In conjunction with the AdKnowledge System, our clients can use eAnalytics to go beyond basic reporting and measurement to gain deeper insights into the effectiveness of their advertising campaigns and consumers' underlying brand awareness and purchase behavior. eAnalytics provides the information necessary to make strategic decisions about how to execute an effective marketing campaign on the Web. eAnalytics consists of three services:
"Advisor" enables clients to determine which ad and Web site characteristics generate the most cost-efficient actions in their Web advertising campaigns. "Voyager" provides detailed profiles of the audience exposed to Web campaigns or to advertisers' Web sites using demographic profile data. "DNA" provides a series of data mining services designed to reveal the underlying drivers of awareness and response from an Internet advertising campaign.

     Additionally, we offer services that provide Web site traffic measurement, analysis and verification of site traffic and advertising results, as well as customized research services to better understand site traffic patterns.

     For the years ended July 31, 1998, 1999 and 2000, revenue resulting from the sale of Engage Media Management's products and services was $0, $2.6 million and $24.3 million, respectively.

  Engage Software and Consulting

     We offer a range of software and services that enable marketers, Web sites and merchants to manage promotional and advertising campaigns across traditional and electronic media, and to target and deliver advertisements, content and e-commerce offerings to their audiences.

     Our main product and service offerings include the following:

     ContentServer. ContentServer provides a single repository for all of a client's rich media assets, including product and customer data, and provides software to automate promotion workflow. ContentServer enables businesses to store and manage rich media content, including associated graphics, images and text. Using ContentServer, this content can be formatted and configured quickly and easily. The advanced workflow component of ContentServer monitors planning, creative input, and production. ContentServer reduces the time it takes to create a promotion, particularly when a business markets over the Internet and conducts targeted marketing. ContentServer reduces duplication errors and waste because it allows content to be stored once in a centralized accessible location for repeated use in multiple formats.

     PromoPlanner. PromoPlanner gives clients visually interactive planning views of their marketing campaigns and ad pages. PromoPlanner enables businesses to initiate, develop and refine targeted promotions across different types of media. Using simple desktop tools, users are able to organize and browse products, set prices and approve images, copy and ad layouts. PromoPlanner provides a single point for planning and managing the use of the following information:

     product data, including price and key product descriptions such as SKUs;

     marketing information including sound, images and text in multiple languages;

     promotional information including media type and timing; and

     rules and style information controlling choice and delivery of targeted promotions.

     PromoPlanner enables a client to manage the use of product knowledge, rich media content, customer profile data and decision support tools to create effective promotions for print, the Internet, mobile devices and e-mail.

     ProfileServer. ProfileServer collects Web visitor behavior data at the customer's Web site and declared user information reported voluntarily by a visitor to create and deliver profiles of individual Web site visitors. The system enables customers to create their own local profile database, which is maintained at the customer's site, and enables customers to use these local profiles to target advertisements, content and e-commerce offerings to their visitors. The ProfileServer system permits customers to customize the interest categories in the local profiles so that they track preferences specific to the customer's market. For example, a clothing retailer could create size and style subcategories. Customers can also use the system to collect proprietary user data, including identifying information supplied voluntarily by visitors to their sites. The local databases created with ProfileServer, which do not become part of the Engage Knowledge global profile database, can be used by customers either alone or in conjunction with Engage Knowledge profiles.

     AdManager. AdManager automates online advertising management for Web sites by scheduling and targeting ads, automatically rotating ad inventory and generating up-to-the-minute, customized reports. AdManager tracks all active advertising campaigns and Web site visitors and optimizes scheduling of advertisements in real-time to ensure that each campaign is delivered on schedule to qualified visitors or to the specified content areas of a site. AdManager allows sites to deliver relevant advertising to individual visitors using a wide range of targeting criteria, including Engage profiles, the area of content that a visitor is viewing, geographic location of users, key-word or key-phrase searches and time of day or day of week.

     AdBureau. AdBureau is our turnkey, outsourced advertisement management service based on AdManager technology. By subscribing to AdBureau, a customer can obtain the advertisement management capabilities of AdManager without the need to invest in on-site and management hardware, server and administrative software or databases. AdBureau is marketed primarily to start-up and mid-sized Web sites, as well as advertising networks. AdBureau is offered to customers under annual service agreements providing for fees based on the number of advertisements served.

     Professional Services. We have a team of service professionals who provide our customers with consulting services, project implementation and integration services and training. These professionals assist customers with strategic site assessments and deployment planning in order to optimize each customer's use of our products. They also help customers implement our products and integrate them into the customer's existing technology infrastructure.

     Maintenance and Support Services. We provide maintenance and support services to customers pursuant to annual maintenance agreements. These services include software version updates, as well as telephone and on-site support. We offer a variety of support services, including a customer call center and a dedicated technical support Web site on a 24 hours per day, seven days per week basis. Our maintenance and support activities are supplemented by training programs for customers, including introductory training courses for new users and custom designed seminars for experienced users of our products.

     For the fiscal years ended July 31, 1998, 1999 and 2000, revenue generated by our Software and Consulting segment was $2.2 million, $13.4 million and $46.8 million, respectively. We acquired MediaBridge Technologies, Inc. after the close of the fiscal year ended July 31, 2000. As a result, ContentServer and PromoServer, products of MediaBridge, did not contribute to the foregoing revenues.

SALES AND MARKETING

  United States

     As of July 31, 2000, our sales and marketing organization consisted of 553 employees. Engage Media and Media Management sells its products and services primarily through its direct sales force and also sells impressions on a wholesale basis to selected value-added resellers. Engage Software and Consulting employs both sales representatives and system engineers. Sales representatives handle incoming calls, help generate qualified leads and generally advance the sale process. Systems engineers provide comprehensive pre-sales technical services and support, including creating and delivering technical and architectural presentations, product demonstrations and product training, as well as post-sales support. A single account manager is assigned to each account within each business segment.

     An important element of our sales strategy is to form business relationships with third parties to assist us in marketing and selling our products. We have entered into and will continue to enter into reseller and original equipment manufacturer relationships where our partners resell and possibly customize our products for sale. We have also entered into co-marketing arrangements, in which we work together with our partners to promote and generate sales referrals for each other's respective products.

     To support our sales efforts and actively promote the Engage brand, we conduct comprehensive marketing programs, including public relations, print advertisements, online advertisements, seminars, trade shows and ongoing customer communications programs.

  International

     We currently maintain 18 sales offices throughout the world and we intend to continue to expand our operations outside the United States.

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

     We maintain this level of privacy through a proprietary methodology known as "dual blind" identification. We assign an anonymous numerical identifier to each Web visitor and match this "blind" identifier only with information relating to online usage of a specific computer and do not store or otherwise use any personally identifying information. This identifier is currently stored as a browser cookie on the Web user's computer. Each Web visitor also is assigned a different identifier for each Engage-enabled Web site visited. This technique is known as "dual blind" identification because a Web site does not have access to the Engage Knowledge identifier and cannot correlate the information it may have with information from other Web sites. Conversely, we do not maintain any information identifying particular users that a Web site may have correlated with a visitor's local Web site identifier.

     Since October 1998, Engage has contractually required all contributors to Engage Knowledge to post a privacy policy statement on their Web sites disclosing that the site provides non-personally identifiable information to Engage. The policy statement must include a link to our Web site where a Web user may opt out of the Engage Knowledge database by clicking on a link that automatically adds an "opt-out" cookie to their system. We believe that these protections and our dual blind identification technology are essential to allow sites to responsibly use global anonymous profiles for their own enterprise applications.

     We actively participate in the development of privacy standards for the Internet and are a key contributor to industry groups that are developing industry standards for privacy. For example, we are a co-author of several of the specifications of the World Wide Web Consortium's Platform for Privacy Preferences Project, supported by AOL/Netscape, AT&T, IBM, Microsoft and others, which seeks to develop an industry standard that will allow Web users to express their privacy preferences about the type and amount of information they are willing to share with Web applications. We believe our products will support the standards that are ultimately produced by this project. We have also authored a proposed protocol for the distribution of privacy labels for Web cookies as part of the Platform for Privacy Preferences Project. We are a participant on the board of advisors of TRUSTe, of which we are a corporate sponsor. TRUSTe is a non-profit organization with the goal of promoting the adoption of fair information practices on the Web through a program which permits Web sites to display a seal representing compliance with TRUSTe privacy guidelines. We are also a member of the Online Privacy Alliance, which is an organization dedicated to improving the protection of individuals' privacy online through self regulatory efforts, and the Network Advertising Initiative, which is a coalition of third-party Internet ad networks that also is dedicated to improving the protection of individuals' privacy online through self regulatory efforts. We actively monitor proposed privacy laws and regulations and seek to comply with all applicable privacy requirements, both in the United States and throughout the world.

OPERATING INFRASTRUCTURE

     Our operating infrastructure has been designed to support the combined volumes of our largest Web site customers. Our data center operations are primarily provided by third parties. Our infrastructure is designed for maximum reliability, including redundant network access, backup power pools and advanced network security. These third parties provide comprehensive facilities management services, including monitoring and support 24 hours per day, seven days per week.

PROPRIETARY RIGHTS

     We have filed for patents covering our profiling algorithm, our dual-blind methodology for protecting end-user privacy and our ad serving technologies. The profiling algorithm patent application covers the process and algorithm for creating user interest profiles from behavioral data. The dual-blind methodology patent application covers the process of identifying visitors uniquely at each Web site while maintaining a central database of cross-referenceable identifiers and allowing Web sites to access globally-derived data only via their local identifier. The ad serving technologies patent applications cover various unique elements of our ad serving systems. There can be no assurance that any of our patent applications will be granted. Even if they are granted, these patents may be successfully challenged by others or invalidated.

     The Engage Knowledge database contains information about millions of anonymous Web browsers. We believe we have rights to this database's entire data content, all records and all derived information from the database as a whole, all updating routines and quality assurance processes and all underlying data warehousing technology. However, there can be no assurance that any patent, trade secret or other intellectual property protection will be available for such information.

     We rely upon a combination of patent, trade secret, copyright and trademark laws to protect our intellectual property. We also limit access to and distribution of our proprietary information. However, the steps we take to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect unauthorized uses of and take appropriate steps to enforce our intellectual property rights.

     Although we believe that our services and products do not infringe on the intellectual property rights of others, we are subject to the risk that such a claim may be asserted against us in the future.

COMPETITION

     The market for Internet marketing solutions, including consumer profiling, online advertising services and systems, and Web site traffic analysis is new, rapidly evolving and intensely competitive. We expect competition to increase both from existing competitors and new market entrants for various components of our services. We compete primarily on the basis of our product features and performance, level of service and, to a lesser extent, on price.

     Engage Media competes with other Internet advertising networks, including DoubleClick and 24/7 Media. We also compete with large Web sites and Web portals, such as America Online, Excite@Home, Microsoft and Yahoo for Internet advertising revenues. In addition, we compete with traditional media, such as television, radio, cable and print for a share of advertisers' total advertising budgets. Additionally, MyPoints and other businesses that offer cash or other incentives to users to voluntarily provide profile data have indicated their intent to compete in the global profiling solutions market. We also compete with companies such as DoubleClick and MatchLogic that have the ability to aggregate large quantities of customer behavior data across the Web.

     Our Media Management segment primarily competes with other analysis, measurement and content aggregation companies. Our traffic measurement and analysis services compete with software offered by Accrue, Andromedia, net.Genesis and Webtrends. Our audit services compete with ABC Interactive, BPA and PricewaterhouseCoopers. The principal competitors of our AdKnowledge solution are DoubleClick and Matchlogic.

     Our Software and Consulting unit competes directly with providers of profiling technology, such as Personify, and indirectly with applications that include more limited profiling capability integrated into their solution, such as BroadVision and Vignette. The primary competitors to our ad serving software are providers of ad serving systems, such as those offered by DoubleClick and Real Media. In addition, our promotional campaign software competes with content management and "boutique" promotion solution companies, "digital pre-press" services developed by certain large printing companies, and Internet companies providing solutions for electronic media.

     Many of our current competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we do. Our current and potential competitors also may have more extensive customer bases and larger proprietary databases. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to more effectively distribute their products or to enhance their product and service offerings.

CORPORATE HISTORY, RECENT DEVELOPMENTS AND ACQUISITIONS

     We were incorporated in Delaware on July 18, 1995 as Engage Technologies, Inc. On April 28, 2000, we changed our name to Engage, Inc. We are a majority-owned operating subsidiary of CMGI, Inc. and our principal executive offices are located at 100 Brickstone Square, Andover, Massachusetts 01810. Our telephone number is (978) 684-3884.

     On July 23, 1999, we completed our initial public offering of common stock, receiving net proceeds of approximately $94.8 million. On June 22, 2000, we sold shares of our common stock in a private placement to CMGI and CPQ Holdings, Inc. and raised net proceeds of approximately $74.2 million.

     In February 2000, our Board of Directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend. The stock dividend was paid on April 3, 2000 to stockholders of record at the close of business on March 20, 2000.

     We have completed the following acquisitions:

     In April 1998, we acquired Accipiter, Inc., a developer of advertising delivery and promotion software.

     In March 1999 Adsmart acquired 2Can Media, an online advertising representation firm.

     In April 1999, we acquired Internet Profiles Corporation ("I/PRO"), which provides Web site traffic measurement and audit services.

     In December 1999, we acquired AdKnowledge Inc., a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns.

     In April 2000, we acquired both Adsmart Corporation, an online advertising network, and Flycast Communications Corporation, a leading provider of Internet direct response advertising solutions.

     In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network ("VBN"), one of the largest ad networks in Canada.

     In June 2000, we acquired a majority ownership position in Engage Technologies Japan, KK, our joint venture with Sumitomo Corporation. Also, in June 2000, we acquired Interactive Solutions Inc. ("ISI"), a Japanese online advertising company previously owned by Sumitomo Corporation.

     In August 2000, we acquired Space Media Holdings Limited, a leading independent Internet marketing network in Asia.

     In September 2000, we acquired MediaBridge Technologies, Inc., a leading provider of cross-media closed loop targeted marketing systems.

SEASONALITY

     We believe that our Media and Media Management businesses are subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Our revenue could be materially reduced by a decline in the economic prospects of marketers or in the economy in general, which could alter current or prospective marketers' spending priorities or budget cycles or extend our sales cycle.

EMPLOYEES

     As of July 31, 2000, we had 1,116 employees of which 259 were in research and development, 188 in customer support and operations, 553 in selling and marketing, and 116 in administration. Of these, 1,016 employees were located in the United States and 100 internationally.

     In September 2000, we announced a reduction of our workforce to eliminate redundant positions. We reduced our workforce by 175 employees worldwide. In connection with this reduction, we anticipate taking a charge of approximately $3.5-$4.0 million in our first fiscal quarter ending October 31, 2000.

     We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales and marketing, and senior management personnel. Competition for such personnel is intense, and there can be no assurance that we will continue to be able to attract and retain high-caliber employees. We believe that the use of offshore developers gives us access to scarce technical talent at a favorable cost.

     We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

     Our properties consist of leased office facilities for sales and marketing, research and development, consulting, and administrative personnel. Our properties consist of approximately 103,000 square feet of corporate offices located in Andover, Massachusetts and 70,000 square feet at our primary west coast facility in San Francisco, California. We also lease other office facilities in various locations in the United States and abroad.

     We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See note 9 of Notes to Consolidated Financial Statements for information regarding our lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

     On March 16, 2000, a derivative action was filed in the Court of Chancery of the State of Delaware against Edward A. Bennett, Christopher A. Evans, Craig
D. Goldman, Andrew J. Hajducky, III, Fredric D. Rosen, Paul L. Schaut, David S. Wetherell, members of our Board of Directors, CMGI, Inc., the majority stockholder of Engage and Engage, as nominal defendant. The complaint had alleged that, in connection with the sale by CMGI of Flycast Communications Corporation and Adsmart Corporation to us, CMGI and the individual defendants had violated their fiduciary duties. This derivative action has been dismissed.

     We are not a party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended July 31, 2000.

                                    PART II.

ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq National Market under the symbol "ENGA". The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock, as reported by the Nasdaq National Market, since our common stock commenced public trading on July 20, 1999. These prices reflect the two-for-one stock split distributed on April 3, 2000.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal 1999:
  Fourth Quarter (beginning July 20, 1999).................  $23.50    $11.56
Fiscal 2000:
  Quarter ended October 31, 1999...........................  $21.00    $11.88
  Quarter ended January 31, 2000...........................  $85.00    $17.66
  Quarter ended April 30, 2000.............................  $94.50    $18.25
  Quarter ended July 31, 2000..............................  $29.75    $ 8.78

STOCKHOLDERS

     As of October 13, 2000, there were approximately 794 stockholders of record of our common stock and, according to the Company's estimates, approximately 30,450 beneficial owners of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our Board of Directors deems relevant.

     In February 2000, our Board of Directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend. The stock dividend was paid on April 3, 2000 to stockholders of record at the close of business on March 20, 2000.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     In connection with our initial public offering in July 1999, we received net proceeds of approximately $94.8 million reflecting gross proceeds of $103.5 million net of underwriter commissions of approximately $7.2 million and other estimated offering costs of approximately $1.5 million. On July 19, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-78015) effective.

     The following table sets forth our cumulative use of proceeds as of July 31, 2000:

                                                         (IN THOUSANDS)
                                                         --------------
Construction of plant, buildings and facilities........          --
Purchase and installation of machinery and equipment...     $ 9,563
Purchase of Real Estate................................          --
Acquisition of other businesses........................          --
Repayment of indebtedness..............................          --
Working Capital........................................     $29,212
Temporary Investments:
  Cash and cash equivalents............................          --
  Available for sale securities........................     $54,016
  Other................................................     $ 2,000
All other purposes.....................................          --

     The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in our Registration Statement on Form S-1.

RECENT SALES OF UNREGISTERED SECURITIES

  Virtual Billboard Network

     On June 9, 2000, in connection with our acquisition of substantially all of the assets of the Virtual Billboard Network pursuant to an Asset Purchase Agreement that we entered into with Engage Canada Company, a subsidiary of ours, Gallop & Gallop Advertising Inc., 1261094 Ontario Limited, Marie-Paul Gallop, Peter Gallop and Tom Rothfels, we issued 248,962 shares of our common stock to Gallop & Gallop Advertising Inc.

     No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to an "accredited investor" as that term is defined in Regulation D under the Securities Act and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. The shares issued to Gallop & Gallop Advertising Inc. are restricted securities under the Securities Act.

  Joint Venture with Sumitomo Corporation

     In connection with our assumption of a majority ownership position in Engage Technologies Japan, KK, on June 20, 2000, we issued 219,350 shares of our common stock to Sumitomo Corporation.

     No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to an "accredited investor" as that term is defined in Regulation D under the Securities Act and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. The shares issued to Sumitomo Corporation are restricted securities under the Securities Act.

  Private Placement

     On June 22, 2000, we sold 3,330,557 and 1,665,278 shares of our common stock, in a private placement, to CMGI, Inc. and CPQ Holdings, Inc., respectively, for net proceeds of approximately $74.2 million.

     No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to "accredited investors" as that term is defined in Regulation D under the Securities Act and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. The shares issued to CMGI, Inc. and CPQ Holdings, Inc. are restricted securities under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected consolidated financial information for the four years in the period ended July 31, 2000 and the period from July 18, 1995 to July 31, 1996. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Position and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report. The following consolidated financial data includes the results of operations of our 1998 acquisition of Accipiter, Inc., the fiscal 1999 acquisitions of 2CAN and I/PRO, and the fiscal 2000 acquisitions of AdKnowledge, Flycast, AdSmart and three other companies. The acquisitions of Accipiter, Flycast and Adsmart have been accounted for as a combination of entities under common control (i.e. "as-if pooling"). Accordingly, the results of operations of Accipiter and Flycast have been included in our consolidated results of operations beginning on the dates they were acquired by CMGI, April 1998 and January 2000, respectively. The results of operations of Adsmart have been included in our consolidated results of operations since April 1, 1996, the date CMGI founded Adsmart. The results of operations of all other acquisitions have been included in our consolidated results of operations from the date of acquisition. See Note 6 to our consolidated financial statements for further information concerning these acquisitions. The historical results presented herein are not necessarily indicative of future results.

                                          JULY 18, 1995               YEAR ENDED JULY 31,
                                           TO JULY 31,    --------------------------------------------
                                              1996          1997       1998       1999         2000
                                          -------------   --------   --------   ---------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.................................     $    --      $     40   $  2,571   $  26,833   $  176,785
Operating loss..........................      (2,571)      (14,913)   (29,497)    (44,851)    (380,145)
Net loss................................      (2,571)      (14,913)   (20,524)    (46,627)    (377,870)
Earnings per share -- pro forma basic
  and diluted...........................                                (0.60)      (0.61)       (2.61)
Total assets............................       2,462         2,137     24,452     207,041    1,132,897
Short-term debt.........................       3,708        18,619     12,328      45,156        6,660
Long-term obligations...................          --            24         12       1,944       15,054
Stockholders' (deficit) equity..........      (2,491)      (17,462)     7,190     127,783    1,018,328

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of marketing solutions. At July 31, 2000, we were an approximately 86% owned subsidiary of CMGI, Inc. Our broad offering of products and services enable marketers, Web sites and e-commerce merchants to use the Internet as well as other interactive media to recruit and retain customers. Our products and services allow marketers to get better results from their marketing campaigns and allow Web sites to more effectively monetize their audiences. We have generated most of our revenue to date through sales of advertising management software and outsourced services and sales of media and media management services. As a result of our recent acquisitions, our services and products are grouped into three segments: Media, Media Management and Software and Consulting.

     Our Media segment offers a range of products and services that enable Web marketers to target and deliver marketing campaigns to their desired audience. This segment is primarily made up of the former AudienceNet, Flycast and Adsmart networks, and our recently launched business-to-business network. Our Media Management segment offers products and services that allow Web marketers to execute, analyze, measure and optimize the effectiveness of their online media campaigns as well as to measure web site traffic. This segment of our business is primarily made up of our wholly-owned subsidiaries, AdKnowledge and Internet Profiles Corporation (I/PRO). Our Software and Consulting segment offers customers a host of enterprise marketing software and services, including software to automate online advertising management, create and deliver web-site specific local profiles of Web users and create, plan, deliver and refine integrated promotional campaigns.

     In February 2000, our Board of Directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend. The stock dividend was paid on April 3, 2000 to stockholders of record at the close of business on March 20, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the two-for-one stock split.

ACQUISITIONS

     The acquisitions closed during fiscal 1998, 1999 and 2000 are as follows:

     In April 1998, CMGI acquired Accipiter, which sells Internet advertising management solutions for total purchase consideration of approximately $31.3 million. In August 1998, Accipiter was merged with us in a stock-for-stock merger in which shares of our Series A convertible preferred stock were issued to CMGI. We have reflected the acquisition of Accipiter in our consolidated financial statements as if it occurred in April 1998.

     In March 1999, Adsmart Corporation acquired 2Can Media, an online advertising representation firm for total purchase consideration of approximately $33.7 million, inclusive of contingent consideration paid subsequent to the closing date. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 1999, we acquired I/PRO, which provides Web site traffic measurement and audit services for total purchase consideration of approximately $32.7 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In December 1999, we acquired AdKnowledge Inc., a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns for total purchase consideration of approximately $161.0 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 2000, we acquired Adsmart, an online advertising network, and Flycast Communications Corporation, a leading provider of Internet direct response advertising solutions for total purchase consideration of approximately $3.24 billion. The acquisitions have been accounted for as a combination of entities under common control (i.e., "as if pooling"). Our results of operations reflect the results of operations of Adsmart beginning April 1, 1996, 2Can Media beginning March 11, 1999 and Flycast beginning January 13, 2000.

     In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network for total purchase consideration of approximately $4.7 million and Interactive Solutions Inc. for total purchase consideration of approximately $4.8 million. The acquisitions have been accounted for using the purchase method, and accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In addition, in June 2000, we acquired a majority ownership position in Engage Technologies Japan, KK, our joint venture with Sumitomo Corporation.

  COMPARISON OF FISCAL 1999 TO FISCAL 2000

     Revenue, Cost of Revenue and Gross Margin

     Media. Revenue from our Media segment is derived primarily from the delivery of advertisements across our network of over 4,700 Web sites. Pricing of advertising is generally based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. In addition, revenue is also realized from advertising sold on a cost per click-through basis, whereby the marketer/advertiser pays us only when a user clicks on an advertising banner. Cost of revenue consists primarily of amounts paid to each Web site in the network based on an agreed upon percentage of the revenue generated by advertisements run on each site as well as both internal and external ad serving costs.

     Revenue for our Media segment increased from $10.8 million in the year ended July 31, 1999 to $105.7 million in the year ended July 31, 2000, an 878% increase. Gross margin for the Media segment increased from a deficit of (35%) in the year ended July 31, 1999 to 8% in the year ended July 31, 2000. The increase in revenue is primarily due to our acquisition of Flycast which is primarily reflected in our third and fourth quarters of 2000 and, to a lesser extent, an increase in both the number of advertisers purchasing advertisements and the number of ad impressions delivered on the network. Additionally, in response to increased marketer demand for performance based pricing, revenue from our cost per click-through business, as a percent of total revenue, increased in the year ended July 31, 2000 as compared to the year ended July 31, 1999. Total impressions delivered in the year ended July 31, 2000 increased to over 63 billion as compared to approximately 6 billion impressions in the year ended July 31, 1999, primarily due to our acquisition of Flycast. Effective CPM rates decreased approximately 9% in the year ended July 31, 2000 as compared to the year ended July 31, 1999. The increase in the gross margin percentage for the year ended July 31, 2000 was primarily due to lower average Web site payments and ad serving costs.

     We expect that revenue growth within our Media segment will continue to weaken throughout much of the next fiscal year. We expect that excess media inventory in the market, combined with slowing demand due to reduced spending by "dot com" companies, will result in flat or reduced media revenue for the next two to three quarters. We believe that traditional marketers will increase their online advertising spending throughout the next fiscal year and that late in the next fiscal year our Media segment revenue will then begin to grow at a modest rate.

     Media Management. Revenue from our Media Management segment is derived primarily from services that enable marketers to run and evaluate the effectiveness of marketing programs both within and outside our advertising network. Additionally, this segment also provides Web site traffic measurement and analysis data and verification of site traffic and advertising results.

     Revenue for our Media Management segment increased from $2.6 million in the year ended July 31, 1999 to $24.3 million in the year ended July 31, 2000, an 823% increase. Gross margin for the Media

Management segment increased from 33% in the year ended July 31, 1999 to 43% in the year ended July 31, 2000. The increase in revenue was primarily due to our acquisitions of both I/PRO and AdKnowledge, and to a lesser extent, an increase in I/PRO's customer base and growth in AdKnowledge's revenue subsequent to our acquisition of AdKnowledge. The increase in the gross margin percentage for the year ended July 31, 2000 was a result of the significant increase in revenue without a related increase in cost of revenue as a large portion of our Media Management segment's cost of revenue is fixed, infrastructure related costs.

     We expect that revenue from our Media Management segment will decline in the first fiscal quarter of 2001 as compared to the fourth fiscal quarter of 2000. As advertisers and marketers reduce their spending on media, we anticipate that they also may reduce their spending to a lesser extent on related analytical and measurement services that our Media Management segment provides. For the year ended July 31, 2001 as compared to the year ended July 31, 2000, we expect that Media Management revenue from our existing businesses may increase due to the fact that our fiscal 2001 results will include a full twelve months of AdKnowledge revenue as compared to only nine months of AdKnowledge revenue in fiscal 2000.

     Software and Consulting. Revenue from our Software and Consulting segment is derived primarily through the sale of software licenses and outsourced advertising management solutions utilizing our software and consulting services. Consulting services include fees charged for training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as payroll, benefits and allocated overhead of our support and consulting groups.

     Revenue for our Software and Consulting segment increased from $13.4 million in the year ended July 31, 1999 to $46.8 million in the year ended July 31, 2000, a 249% increase. Gross margin for this segment increased from 46% in the year ended July 31, 1999 to 78% in the year ended July 31, 2000. The increase in revenue was due to an increase in the number of new customers in both domestic and international markets and a larger quantity of high dollar license arrangements during the year ended July 31, 2000. We also realized a significant increase in revenue as a result of developing our channel programs with resellers and original equipment manufacturers. In the fourth fiscal quarter of 2000, we recorded $13.2 million of software revenue from a license agreement with Compaq Computer Corporation, a reseller that is also an affiliate. Additionally, our fiscal fourth quarter software revenue was positively impacted by two large sales of ProfileServer and AdManager products aggregating approximately $7.3 million. As we do not expect to enter into similar transactions in future periods, our software license revenue will be expected to be below the level attained in the fourth quarter of fiscal 2000 during at least the first quarter of fiscal 2001. Lastly, as a result of a growing customer base, consulting and support revenue has increased substantially in the year ended July 31, 2000 as compared to the year ended July 31, 1999. The increase in gross margin is due to an increase in revenue that exceeded the increase in costs due to an expanded customer base and a larger percentage of product license arrangements.

     We anticipate that revenue for our Software and Consulting segment may increase significantly in the year ended July 31, 2001 as compared to the year ended July 3, 2000. Although we do not anticipate recurring large software license arrangements in the year ended July 31, 2001 similar to the Compaq arrangement, we expect that revenue from our ProfileServer and AdManager products, as well as software and consulting revenue from our recent MediaBridge acquisition, will grow steadily in both domestic and international markets.

     Operating Expenses

     Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses increased from $8.7 million in the year ended July 31, 1999 to $28.2 million in the year ended July 31, 2000, a 224% increase. This increase was primarily due to our acquisitions of I/PRO, AdKnowledge and Flycast and to a lesser extent, the expansion of our research and development activities. Including acquisitions, our research and development staff increased 236% from July 31, 1999 to July 31, 2000. Research and development expenses were 32% of revenue for the year ended July 31, 1999 compared to 16% of revenue for the year ended July 31, 2000. This decrease is the direct result of the increase in year over year revenue.

     Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses increased from $19.4 million in the year ended July 31, 1999 to $97.2 million in the year ended July 31, 2000, a 402% increase. The increase in costs was primarily due to the I/PRO, AdKnowledge and Flycast acquisitions, the continuing expansion of our sales force and costs incurred to brand the Engage name and build market awareness of our consolidated product offerings resulting from recent acquisitions. In addition, a portion of the increase is due to continued expansion in international markets and the cost of maintaining sales and marketing efforts in foreign markets. Overall, including acquisitions, our sales and marketing staff increased 184% from July 31, 1999 to July 31, 2000. Sales and marketing expenses were 72% of revenue for year ended July 31, 1999 compared to 55% of revenue for the year ended July 31, 2000.

     General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, facility and related costs, bad debt expense and depreciation expense. General and administrative expenses increased from $5.2 million in the year ended July 31, 1999 to $29.1 million in the year ended July 31, 2000, a 457% increase. The increase was primarily due to our acquisitions of I/PRO, AdKnowledge, and Flycast and, to a lesser extent, an increase in payroll and related costs associated with developing an administrative infrastructure to support growing operations and increases in bad debt expense resulting from the significant increase in revenues. General and administrative costs were 19% of revenue for year ended July 31, 1999 compared to 16% of revenue for the year ended July 31, 2000. This decrease is the direct result of the increase in year over year revenue.

     Amortization of Goodwill and Other Intangibles. Amortization of intangible assets increased from $8.9 million in the year ended July 31, 1999 to $207.1 million in the year ended July 31, 2000, a 2,216% increase. The increase was due to amortization expense resulting from Adsmart's acquisition of 2Can in March 1999, and our acquisitions of I/PRO in April 1999, AdKnowledge in December 1999, Flycast in April 2000 and VBN, ISI, and Engage Japan all in June 2000. Intangible assets from the 2Can acquisition are being amortized over five years. Intangible assets from the I/PRO acquisition are being amortized over three to five years, while intangible assets from the AdKnowledge, Flycast, VBN, ISI and EngageTechnologies Japan acquisitions are being amortized over three years. All of our intangible assets are being amortized under the straight-line method. As a result of the MediaBridge and Space Asia acquisitions that were consummated in fiscal 2001, a large part of the purchase price will be recorded as goodwill and other intangible assets. Thus, amortization of goodwill and other intangibles will increase significantly in fiscal 2001 and thereafter. We expect to amortize the MediaBridge and Space Asia goodwill and intangible assets over three years.

     We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of companies acquired. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in material impairment charges in future periods.

     Stock Compensation. Stock compensation expense increased from $1.5 million in the year ended July 31, 1999 to $37.4 million in the year ended July 31, 2000, a 2,470% increase. Approximately $36.6 million of the increase in stock compensation expense was related to stock compensation expense recorded for the acceleration of the vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements. Additionally, we began to recognize stock compensation expense as a result of stock options granted during fiscal 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant.

     As a result of our acquisition of Space Asia and MediaBridge, we expect to record approximately $20 to $25 million as deferred compensation relating to options exchanged and certain employee retention agreements. The deferred compensation will be amortized as stock compensation expense over periods ranging from one to three years.

     Equity In Loss of Joint Venture

     Equity in loss of joint venture represents our share of our Japanese joint venture's losses up until June 2000, the month in which we acquired a majority ownership position of Engage Technologies Japan and accordingly, began consolidating the results of operations of Engage Technologies Japan. As a result of acquiring additional ownership in Engage Technologies Japan in June 2000, our ownership increased from 46.3% to 66.6%. Equity in loss of joint venture was $723,000 in the year ended July 31, 1999, compared to $1.1 million in the year ended July 31, 2000. The increase in our share of losses in the joint venture represents the joint venture's increase in staff and its continued investment in expanding its sales and marketing presence within its market.

     Interest Income

     Interest income increased from $134,000 in the year ended July 31, 1999 to $6.3 million in the year ended July 31, 2000, a 4,587% increase. During the year ended July 31, 2000, interest income was primarily earned from investing the proceeds of our initial public offering completed in July 1999 and from cash and investments we acquired in connection with our acquisition of Flycast.

     Interest Expense

     Interest expense increased from $1.0 million in the year ended July 31, 1999 to $2.9 million in the year ended July 31, 2000, a 184% increase. In fiscal 1998, Adsmart and Engage entered into arrangements with CMGI which required the accrual of interest on intercompany debt at a rate of 7% per annum. During the year ended July 31, 1999, interest expense was recorded on this debt. The Adsmart debt was converted into equity in connection with the closing of our acquisition of Adsmart in April 2000. The Engage debt was converted into equity during both fiscal 1998 and 1999. Interest expense related to long-term debt and capital lease obligations increased in the year ended July 31, 2000 over the year ended July 31, 1999 due to debt and capital lease obligation balances we assumed as part of the I/PRO, AdKnowledge and Flycast acquisitions, and to a lesser extent, interest expense incurred by Adsmart on its debt to CMGI.

  COMPARISON OF FISCAL 1999 TO FISCAL 1998

     Revenue and Cost of Revenue

     Media. Revenue for our Media segment increased from $354,000 in the year ended July 31, 1998 to $10.8 million in the year ended July 31, 1999, a 2,954% increase. Gross margin (deficit) for the segment improved from (617%) in the year ended July 31, 1998 to (35%) in the year ended July 31, 1999. The increase in revenue is primarily due to the 2Can acquisition, as well as an increase in both the number of advertisers purchasing advertisements and the number of ad impressions delivered on our network. The increase in gross margin is the result of the significant increase in revenue in the year ended July 31, 1999 as compared to the year ended July 31, 1998.

     Media Management. Revenue for our Media Management segment increased from $0 in the year ended July 31, 1998 to $2.6 million in the year ended July 31, 1999. Gross margin for the segment was 33% in the year ended July 31, 1999. The increase in revenue was due to our acquisition of I/PRO in April 1999.

     Software and Consulting. Revenue for our Software and Consulting segment increased from $2.2 million in the year ended July 31, 1998 to $13.4 million in the year ended July 31, 1999, a 504% increase. Gross margin increased from 4% in the year ended July 31, 1998 to 46% in the year ended July 31, 1999. The increase in revenue was due to an increase in the number of new customers in both domestic and international markets and a larger quantity of high dollar license arrangements during the year ended July 31, 1999. In addition, as a result of a growing customer base, consulting and support revenue increased substantially in the year ended July 31, 1999 as compared to the year ended July 31, 1998.

     Operating Expenses

     Research and Development. Research and development expenses increased from $6.8 million in the year ended July 31, 1998 to $8.7 million in the year ended July 31, 1999, a 28% increase. This increase was due to the inclusion of Accipiter's operations for the entire year ended July 31, 1999, the inclusion of IPRO's operations for four months in the year ended July 31, 1999, and to a lesser extent, the expansion of our research and development activities. Research and development expenses were 265% of revenue for the year ended July 31, 1998 compared to 32% of revenue for the year ended July 31, 1999. This decrease is the direct result of the increase in year over year revenue from July 31, 1998 to July 31,1999.

     Selling and Marketing. Selling and marketing expenses increased from $6.3 million in the year ended July 31, 1998 to $19.4 million in the year ended July 31, 1999, a 206% increase. The increase was primarily due to an increase in costs related to our acquisition of I/PRO. Additionally, the continuing expansion of our sales force contributed to the increase. Overall, including the acquisition of I/PRO our sales and marketing staff increased 388% from July 31, 1998 to July 31, 1999. Sales and marketing expenses were 246% of revenue for the year ended July 31, 1998 compared to 72% of revenue for the year ended July 31, 1999. The decrease as a percentage of revenue is the result of the increase in revenue during the period, offset somewhat by costs incurred in an effort to begin the re-branding of Engage.

     General and Administrative. General and administrative expenses increased from $3.1 million in the year ended July 31, 1998 to $5.2 million in the year ended July 31, 1999, a 67% increase. The increase was primarily due to an increase in payroll and related costs associated with the support of growing operations and from the inclusion of I/PRO's operations for a portion of the year ended July 31, 1999. General and administrative costs were 122% of revenue for the year ended July 31, 1998 compared to 19% of revenue for the year ended July 31, 1999. The decrease as a percentage of revenue is the result of spreading fixed costs over a larger revenue base.

     Amortization of Goodwill and Other Intangibles. Amortization of intangible assets increased from $1.5 million in the year ended July 31, 1998 to $8.9 million in the year ended July 31, 1999, a 497% increase. The increase was due to our acquisitions of Accipiter in April 1998 and I/PRO in April 1999. Intangible assets from the Accipiter and I/PRO acquisitions are being amortized over three to five years, all under the straight-line method.

     Stock Compensation. Stock compensation expense increased from $426,000 in the year ended July 31, 1998 to $1.5 million in the year ended July 31, 1999, a 242% increase. Beginning in April 1998, we commenced the recognition of compensation expense relating to shares of CMGI common stock held in escrow to be issued to employee stockholders of Accipiter who satisfy a two-year employment continuation provision. Additionally, stock compensation costs of $330,000 were recorded during fiscal 1999 as a result of stock options granted during 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant.

     Equity In Loss of Joint Venture

     Equity in loss of joint venture was $723,000 in the year ended July 31, 1999. In August 1998, we acquired 49% of the shares of Engage Technologies Japan, a joint venture with Sumitomo Corporation in Japan. Our ownership interest was subsequently reduced to 46.3% after the issuance of additional equity to a new investor in the joint venture. In the year ended July 31, 1999, the joint venture was accounted for under the equity method whereby our portion of the joint venture's losses were included in our results of operations.

     Interest Income

     Interest income was $134,000 in the year ended July 31, 1999. During the year ended July 31, 1999, interest income was earned from investing the proceeds of our initial public offering completed in July 1999.

     Interest Expense

     Interest expense increased from $267,000 in the year ended July 31, 1998 to $1.0 million in the year ended July 31, 1999, a 283% increase. During fiscal 1998, we entered into an arrangement with CMGI that required us to accrue interest on intercompany debt at a rate of 7% per annum. During the year ended July 31, 1999, interest expense was recorded on this debt, all of which was converted into equity in connection with our initial public offering in July 1999. During 1998, Adsmart also entered into a similar financing arrangement with CMGI. All of Adsmart's debt with CMGI was converted into Adsmart equity and then Engage common stock in connection with our acquisition of Adsmart in April 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents increased from $112.0 million at July 31, 1999 to $119.8 million at July 31, 2000. Net cash used in operating activities was $130.9 million for the year ended July 31, 2000. Cash used in operating activities resulted primarily from net losses and an increase in accounts receivable and a decrease in accrued expenses and other current liabilities, which were partially offset by an increase in both accounts payable and due to CMGI and affiliates. Net cash provided by investing activities was $36.0 million for the year ended July 31, 2000. During the year ended July 31, 2000 we purchased $54.3 million in marketable securities and acquired $16.8 million of equipment to support growth and expansion. These uses were offset by $87.2 million in proceeds from the redemption of marketable securities and $22.0 million in cash acquired in acquisitions. Net cash provided by financing activities was $106.6 million and consisted primarily of $30.2 million of proceeds received from CMGI to fund the operations of Adsmart prior to our acquiring Adsmart on April 28, 2000, and $84.0 million received from both the sale of common stock in a private placement and stock option exercises.

     As of July 31, 2000, we had $136.0 million of cash and cash equivalents and marketable securities. Although we have no material commitments for capital expenditures, we anticipate that expenditures may continue to increase for the foreseeable future as we accelerate the growth of our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our marketing strategies.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the near-term future. In addition, CMGI has committed to make available to us up to $50 million in the form of debt, equity or a combination thereof to fund our working capital requirements, subject to negotiation of mutually acceptable terms and conditions and approval of both companies' respective Boards of Directors. We believe that additional external financing will be available through strategic partnerships, sales of additional equity or other debt instruments. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPRD")

     We allocated part of the purchase price of our Accipiter, I/PRO, AdKnowledge and Flycast acquisitions to IPRD as part of our allocation of the purchase price of each allocation. See note 6 of Notes to Consolidated Financial Statements for additional disclosure related to amounts allocated to IPRD.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of July 31, 2000, we had subsidiaries in the United Kingdom, Germany, France, Sweden, Italy and Australia, Canada and Japan. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and operations are commenced in additional countries, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

SUBSEQUENT EVENTS

     On August 31, 2000, we completed our acquisition of Space Media Holdings Limited, a leading independent Internet marketing network in Asia, in an all-stock transaction. In connection with the acquisition, we issued approximately 6,103,300 shares of our common stock. Approximately 915,490 shares are being held in escrow for a period of at least one year. These shares held in escrow are intended to secure the obligations of the former Space Media stockholders to indemnify us under the acquisition agreement. In addition, 1,403,750 shares are being held in escrow to ensure the satisfaction of certain performance objectives by Space Media.

     On September 11, 2000, we completed our acquisition of MediaBridge Technologies, Inc., a leading provider of cross-media closed loop targeted marketing systems. The acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of June 11, 2000 that we entered into with Engage Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of ours, and MediaBridge. In connection with the acquisition, we issued approximately 11,741,000 shares of our common stock ("Merger Shares"). Additionally, we have reserved approximately 2,504,000 shares of our common stock for issuance upon exercise of stock options to purchase shares of our common stock (which stock options option holders received in exchange for stock options to purchase MediaBridge common stock). Of the Merger Shares issued at the closing of the acquisition, approximately 1,450,000 shares are being held in escrow for a period of at least one year. These shares held in escrow are intended to secure the obligations of the former MediaBridge stockholders to indemnify us under the Merger Agreement. By virtue of the merger of MediaBridge and Engage Subsidiary, Inc., MediaBridge became a wholly owned subsidiary of Engage. The transaction is intended to be tax-free under Section 368(a) of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase.

                   FACTORS THAT MAY AFFECT FUTURE RESULTS AND
                             MARKET PRICE OF STOCK

We have incurred substantial losses and anticipate incurring continued losses.

     We have never been profitable. We have incurred net losses totaling $462.5 million from inception to July 31, 2000. While we do not expect to increase our spending significantly, we do expect to continue to incur losses for the foreseeable future.

     We will need to generate significant additional revenue to achieve profitability. We may not achieve profitability. If our revenue grows more slowly than we currently anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower revenue, our business, results of operations and financial condition will be materially and adversely affected.

We may have difficulty managing our expanding operations.

     We have recently experienced a period of rapid growth. This growth has placed a significant strain on our managerial, operational and financial resources. Our total revenue increased from $2.6 million in the fiscal year ended July 31, 1998, to $26.8 million in the fiscal year ended July 31, 1999 to $176.8 million for the fiscal year ended July 31, 2000. Our number of employees increased from 106 as of July 31, 1997 to 1,116 as of July 31, 2000. In addition, our acquisitions of AdKnowledge, Adsmart, Flycast and MediaBridge have placed additional strain on our resources. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. We may not succeed in these efforts. Failure to expand and integrate these areas in an efficient manner could have a material adverse effect on our business, financial condition and results of operations. If we continue to grow, we will need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing and sales backgrounds. These individuals are in high demand. We may not be able to attract the staff we need.

The acceptance and effectiveness of Internet advertising is not yet fully established.

     Our future success is dependent in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. In addition, there are software programs that limit or prevent advertising from being delivered to a user's computer. Web users' widespread adoption of such software would significantly undermine the commercial viability of Internet advertising. If the market for Internet advertising fails to develop or develops more slowly than we expect, our business could be materially and adversely affected.

     There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising and standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept our or third-party measurements of advertisement delivery requests from the Web sites of Web publishers using our solutions.

The acceptance and effectiveness of the Internet as a medium for consumer transactions is not yet fully established.

     Our future success is dependent in part on an increase in the use of the Internet for business transactions with consumers. The electronic commerce market is new and rapidly evolving and the extent of consumer acceptance of the Internet is uncertain. If a sufficiently broad base of consumers does not accept the use of the Internet for transacting business, our business, financial condition and results of operations could be materially and adversely affected.

Our revenues could be affected by the loss of clients in the internet and e-commerce industries.

     A substantial portion of our revenue is generated from clients in the internet and e-commerce industries. Due to recent volatility in the financial markets, several firms in the internet and e-commerce industries have failed and several more may fail in the near term future. If one or more of our customers ceases to exist, discontinues or reduces the use of our services, our business, financial condition and results of operations could materially suffer. We cannot assure you that our clients will have the financial resources to continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of customers, the non-payment or late payment of amounts due from these customers could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in acquiring and integrating new technologies or businesses.

     We have acquired ten companies since our inception, and we intend in the future to continue to acquire or make investments in complementary businesses, products, services or technologies. We may not be successful in integrating and managing the operations of the businesses we have acquired or may acquire and, accordingly may not realize the expected benefits from such businesses. We could have difficulty in assimilating acquired products, services or technologies into our operations. In addition, we may have difficulty marketing and selling our new products and services from our recent acquisitions in a timely and efficient manner. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. If we do not successfully integrate any acquired business or if the benefits of any acquisition do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders.

     We have recorded substantial amounts of goodwill and related amortization expense related to our past acquisitions, and we will incur additional future amortization as a result of the MediaBridge and Space Media acquisitions that were completed after the fiscal year ended July 31, 2000. If the benefits of the acquisitions do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the acquisitions, our financial results and common stock price could be adversely affected.

Our profile-based solutions have been commercially available for only a limited period of time, and it is uncertain whether these solutions will achieve widespread customer acceptance.

     In July 1999, we released our Engage Knowledge data service for sale to customers. In October 1999, we introduced our profile-based Audience Profiles (formerly named AudienceNet) network for advertisers on the Web. The profiling capabilities used to create and maintain the Engage Knowledge data service serve as the platform for most of our planned profile-based products and services. We expect that a significant portion of our future revenue will depend on sales of products and services incorporating our profiling technology. To date, however, only a small portion of our revenue is attributable to profile-based products and services. There can be no assurance that products and services based on the Engage Knowledge database, or its profiling approach for the creation of anonymous profiles, will achieve widespread customer acceptance, and any failure to do so would impair our revenues and our business, results of operations and financial condition would be materially and adversely affected.

Profile-based targeting may not achieve its intended benefits and our revenue therefore may not grow as expected.

     Our products and services are designed to enable Web advertisers, merchants and sites to target their intended audiences more effectively. Because our profiling technology is new, we cannot be sure that the use of our anonymous profiles will result in more effective targeting of advertisements or other marketing and promotional activities. Our revenue will be adversely affected if advertisers and merchants do not perceive that the use of profiles will improve the effectiveness of their marketing campaigns or if our customers are otherwise unable to generate a sufficient return on investment from the use of our profiles. If the use of our profile-based products and services does not demonstrably improve the responsiveness of Web visitors, then we would have difficulty selling our profile-based products, and our business, results of operations and financial condition will be materially and adversely affected.

The value of our Engage Knowledge database depends on continued contributions of data from Web sites.

     Decisions by Web sites and networks not to contribute their data to the Engage Knowledge database would hinder the quality and growth of the Engage Knowledge database and could severely impair the effectiveness and value of Engage Audience Profiles and future profile-based products. To participate in Audience Profiles, Web sites must agree to contribute user data to the Engage Knowledge database, and there can be no assurance that Web sites will not decline to participate in Audience Profiles or other Engage-enabled networks due to concerns relating to sharing proprietary information about their users and perceived privacy concerns.

Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future results.

     Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. Future revenue is difficult to forecast and for the foreseeable future will be influenced by the timing and amount of sales to new customers, as well as user traffic levels and advertising and electronic commerce activity on our customers' Web sites.

     The market for online marketing products and services is new. As a result, we must educate potential customers on the use and benefits of our products and services. In addition, the implementation of the Engage Knowledge data service requires a significant commitment of resources by participating Web sites and networks. It can, in some cases, take our sales organization several months to finalize a sale. This makes it difficult for us to predict the quarter in which a sale may occur.

     In addition, we believe that our revenue will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities or the time periods in which they determine their budgets, could cause our business, results of operations and financial condition to be materially and adversely affected.

     Many of our expenses, particularly personnel costs and rent, are relatively fixed, and are incurred in part based on expectations of future revenue. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

     Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

We have only been in business for a short period of time.

     We began commercial shipments of our first software products in early 1998, and we face risks, expenses and uncertainties as an early stage company, particularly in the new and rapidly evolving Internet market. Because we only recently commenced commercial sales, our past results and rates of growth may not be meaningful, and you should not rely upon them as an indication of our future performance.

We anticipate that we will continue to be controlled by CMGI, whose interests may differ from other stockholders.

     CMGI currently beneficially owns approximately 77% of the outstanding shares of our common stock. Accordingly, CMGI has and will continue to have the power to elect our entire Board of Directors and to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of CMGI may differ from the interests of the other stockholders. Future decisions by CMGI as to the disposition of any or all of its ownership position in Engage could be influenced by the possible need of CMGI to maintain control of us in order for CMGI to avoid becoming a registered investment company. Registration as an investment company would subject CMGI to numerous regulatory requirements with which CMGI would have difficulty complying. As a result, CMGI may be motivated to maintain at least a majority ownership position of Engage, even if its other stockholders might consider a sale of control to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any financing we undertake sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying or preventing a change in control of Engage or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

A material portion of our growth to date has been attributable to sales to CMGI affiliates.

     In fiscal 2000, 34 of our customers were either affiliates of ours or affiliates of CMGI. In fiscal 2000, sales of products and services to affiliates of CMGI and to our affiliates accounted for approximately $22.6 million, or approximately 12.8%, of our total revenue. To the extent that our growth in revenue has been attributable to sales of products and services to these affiliates, there can be no assurance that our historical rate of growth is an indication of our future prospects.

The terms of our sales to CMGI affiliates could change.

     While we believe that the transactions between Engage and other affiliates of CMGI have been on arms'-length terms, it is possible that we might have received more favorable terms than we would have if we were not an affiliate of CMGI. In addition, the terms of our sales to affiliated customers could change if these customers cease to be affiliates of CMGI in the future. CMGI has been and continues to be instrumental in introducing us to customers and other business partners. If the relationship between Engage and CMGI ended or was fundamentally altered, our business could be materially adversely affected.

We do not have a history of financial reporting for Engage and all our recent acquisitions as a combined entity.

     In the year ended July 31, 2000 we completed six acquisitions. In December 1999, we acquired AdKnowledge Inc., a provider of products and services which allow online marketers and agencies to plan, target, serve track and analyze advertising campaigns. In April 2000, we acquired both Adsmart Corporation, an online advertising network and Flycast Communications Corporation, a leading provider of Internet direct response advertising solutions. In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network, one of the largest ad networks of Canada. In June 2000, we also acquired a majority ownership position in Engage Technologies Japan KK, our joint venture with Sumitomo Corporation and we acquired Interactive Solutions Inc., a Japanese online advertising company previously owned by Sumitomo Corporation. Our financial statements reflect the results of Adsmart back to April 1, 1996 and of Flycast back to January 13, 2000 since the acquisitions are being accounted for as an "as-if pooling". Otherwise, our financial statements do not reflect the pre-acquisition results of these acquisitions on a pro forma basis for fiscal 2000. Some comparisons between fiscal 1999 and fiscal 2000, particularly increases in revenue and operating expenses, may be greater than they would have been had the comparisons been done on a pro forma basis. For this reason, our future reported financial results may not be comparable to our historically reported financial results. If our future financial results are not comparable to our historical financial results our business, results of operations and financial condition could be materially and adversely affected.

Growing concerns about the use of "cookies" and data collection may limit our ability to develop user profiles.

     Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our technology currently uses cookies to collect information about an Internet user's movement through the Internet. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time.

     Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies.

     Recently, Microsoft Corporation announced that it intends to change the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies. Giving users the option to decline such cookies could result in a reduction of the number of Internet users we are capable of profiling anonymously. Such changes also could adversely affect our ability to determine the reach of advertising campaigns run by our Engage Media division and the frequency with which users of sites in the Engage Media network see the same advertisement. A change, such as that announced by Microsoft, would primarily affect third-party ad networks like Engage, potentially making portal web sites such as Yahoo.com and MSN.com a relatively more attractive advertising venue.

     If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that would allow us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be commercially feasible.

     In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that contribute data to the Engage Knowledge database. If enough Web users choose not to visit sites providing information to the Engage Knowledge database, our ability to attract participants to Engage Audience Profiles would be adversely affected. This would, in turn, have a material adverse effect on our financial condition.

Legislation or regulations may be adopted that could affect our ability to generate or use information for profiles and may hinder our ability to conduct business.

     The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of personal data from Internet users and additional similar bills are being considered during the current congressional session. One bill, as currently drafted, would require Internet users to affirmatively consent before a cookie is set on their browser for any purpose, with certain limited exceptions. If passed into law without modification, this bill would have a material adverse effect on our business. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of specific personal information regarding Internet users. In addition, Germany has imposed its own laws protecting data that can become personally identifiable through subsequent processing. Other countries may also enact limitations on the use of personal data.

     To date, these regulations have not materially restricted the use of our products. However, legislation or regulations may in the future be adopted which may limit our ability to target advertising or collect and use information in one or more countries, and growing public concerns about Internet privacy could encourage legislators and regulators and government agencies to adopt such laws and regulations. Any legislation, regulation or other legal action that limits our ability to target advertising or collect and use information about Internet users could hinder our ability to sell some of our products and could materially and adversely affect our business.

     In addition, a number of laws and regulations have been and may be adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities and customers. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

We have many competitors and may not be able to compete effectively.

     The markets for Internet advertising, user targeting and Web site assessment tools are intensely competitive. We compete directly with providers of profiling technology, such as Personify, and indirectly with applications that include more limited profiling capability integrated into their solutions, such as BroadVision and Vignette. We also compete with companies such as DoubleClick, 24/7 Media and MatchLogic that have the ability to aggregate large quantities of customer behavior data across their networks.

     The primary competitors to our advertising management software are systems provided by NetGravity, a subsidiary of DoubleClick, and Real Media. In the outsourced ad serving market, we compete with providers of ad serving services, including AdForce, which CMGI acquired in January 2000, and DoubleClick. In the advertising sales market, our primary competitors are DoubleClick and 24/7 Media. Our traffic measurement and analysis services and software compete with software offered by Accrue, Andromedia, net.Genesis and WebTrends, and our audit services compete with ABC Interactive, BPA and PricewaterhouseCoopers. We also encounter competition from a number of other sources, including content aggregation companies, companies operating advertising sales networks, advertising agencies and other companies that facilitate Internet advertising and electronic commerce.

     With respect to our enterprise software that is used to create, plan, deliver and refine integrated promotional campaigns, we experience competition from many competitors, in both the traditional marketing sector as well as the emerging Internet promotions sector.

     The principal competitors of the Engage Media Network are DoubleClick, 24/7 Media and ValueClick. The principal competitor of our AdKnowledge solution is DoubleClick's DART for Agencies product. In the ad serving product market, the primary competitors of our AdManager software are NetGravity, a subsidiary of DoubleClick, and Real Media. In the outsourced ad serving market, our AdBureau service competes with providers of ad serving services, such as those offered by AdForce and DoubleClick.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. Our competitors may develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully or competitive pressures may materially and adversely affect our business, financial condition and results of operations.

     Companies doing business on the Internet, including Engage, must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

Our systems may fail or experience slowdowns and we could lose key data used in our user profiles.

     All of our communications hardware and other data center operations are provided internally and through multiple hosting services firms on the East and West Coasts. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems, including loss of data used to create our user profiles. Our business could be materially and adversely affected if our systems were affected by any of these occurrences or if any data used in the Engage Knowledge database were lost. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems or loss of data.

     Our future success depends in part on the efficient performance of our ad serving systems, as well as the efficient performance of the systems of third parties, such as our Internet service providers. An increase in the volume of advertising delivered through our servers could strain the capacity of the software or hardware that we have deployed, which could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views received by advertisers and our revenue. To the extent that we do not effectively address any capacity constraints or system failures, our customers may choose competing services and as a result our business may be materially adversely affected.

Our software products may contain defects, which could result in delayed or lost revenue, expensive corrections, liability to our customers and claims against us.

     We design, develop and sell complex ad serving, profiling and promotional marketing software that are crucial to the operation of the businesses of our customers. Defects in the solutions we develop could result in delayed or lost revenue, adverse customer reaction and negative publicity about Engage or our products and services or require expensive corrections. In addition, third party technology that is included in our products could contain errors or defects. Customers who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation and payment of damages. Such claims could have a material adverse effect on our business, financial condition and results of operations.

If we cannot deliver satisfactory support and maintenance services to our clients, our revenues may be harmed.

     Following installation, our products generally require continuing support and maintenance services. If demand for post-implementation support and maintenance is higher than we expect, we may not have sufficient personnel to deliver these services in a timely and effective manner to our customers. In addition, implementation of our solution may result in problems with our customer's information technology systems over which we have no control. If our support and maintenance services personnel cannot resolve these problems or otherwise satisfy our customers' demands for services, they may not purchase additional product upgrades to existing products or services from us. In addition, our reputation with potential customers may be damaged. Any inability to deliver satisfactory support and maintenance services to our clients could harm our revenues. Our recently acquired subsidiary, MediaBridge Technologies, has in the past faced situations in which it was unable to provide product support and maintenance services of the level expected by particular customers, and there may be future circumstances in which it is also unable to do so.

If we fail to establish, maintain or expand third party reseller and implementation relationships, our ability to penetrate the market will be limited.

     We distribute our products and services, in part, through reseller and implementation relationships. We have a limited number of third party reseller and implementation relationships, and we may not be able to increase the number or scope of our reseller and implementation relationships or maintain our existing relationships. Our failure to increase the number of our reseller and implementation relationships or maintain our existing relationships may limit our ability to penetrate the market. Our distribution relationships generally do not prevent third party resellers and implementation providers from selling products of other companies, including products that may compete with our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. As a result, the loss of, or a significant reduction in sales volume to our current or future resellers or implementation providers could seriously harm our revenue and operating results. In addition, a significant increase in sales through these channels could also negatively impact our gross margins, as sales through these channels generally have lower revenue per unit than direct sales. Moreover, if these firms fail to implement our products successfully for their customers, we may not have the resources to implement our products on the schedule required by these customers, which could have a material adverse effect on our ability to generate increased revenue.

We may need additional financing which could be difficult to obtain.

     We intend to grow our business rapidly and expect to incur operating losses for the foreseeable future. Therefore, we may require external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

     - market conditions

     - our operating performance

     - investor sentiment, particularly for Internet-related companies

     These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise capital to fund our growth, we would not be able to execute our business plan and our financial condition would be materially and adversely affected.

Technological change may render our products and services obsolete.

     The Internet market is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete. Our success depends on our ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of our services and products in response to changing customer and industry demands. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of services. New services or enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance.

We face risks associated with our international operations and plans for expansion.

     We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We have established direct sales offices in the United Kingdom, France, Italy, Sweden, Canada, Australia, Germany, Hong Kong, Korea, Malaysia, Thailand and Japan. We intend to enter other international markets primarily by partnering with locally based third parties, including entering into joint ventures and distribution arrangements. Our success in such markets is directly dependent on the success of our business partners and their dedication of sufficient resources to the relationship.

     International operations are subject to other inherent risks, including:

     - compliance with the laws and regulations of different countries

     - difficulties in enforcing contractual obligations and intellectual property rights in some countries

     - difficulties and costs of staffing and managing foreign operations

     - fluctuations in currency exchange rates

     These risks may materially and adversely affect our results of operations.

We depend on the continued viability of the Internet infrastructure.

     Our success depends upon the development and maintenance of a viable Internet infrastructure. The current Internet infrastructure may be unable to support an increased number of users. The timely development and acceptance of products such as high-speed modems and communications equipment will be necessary to continue reliable Web access. Furthermore, the Web has experienced outages and delays as a result of damage to portions of its infrastructure. Such outages and delays, could adversely affect Web sites and the level of traffic on our customers' sites. The effectiveness of the Web may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. If such new infrastructure, standards or protocols are developed, we may be required to incur substantial expenditures to adapt our products to the new technologies.

Our business may suffer if we cannot protect our intellectual property.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark law. We cannot assure you that any of our patent applications or trademark registrations will be approved, or even if approved, would not be successfully challenged by others or invalidated. In addition, we cannot assure you that we will be able to prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

     Our profiling technology collects and utilizes data derived from user activity on our customers' Web sites. This data is used for advertising and content targeting. Although we believe that we have the right to use such data and the compilation of such data in our database, we cannot assure you that any trade secret, copyright or other protection will be available for such information. In addition, others may claim rights to such information.

Our business will suffer if we are unable to retain key personnel.

     We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our President and Chief Executive Officer, Paul L. Schaut; our Group President of Engage Media, Deborah McWhinney; and our Chief Technology Officer, Daniel Jaye, with whom we do not have employment agreements. The loss of the services of any key employee could have a material adverse effect on our business.

We will continue to rely on CMGI for various administrative services, and conflicts of interest could arise in the provision of such services.

     We have entered into a facilities and administrative support agreement with CMGI under which CMGI will continue to make available space at its headquarters in Massachusetts and will provide various services to us, including facilities, computer and information systems, telecommunications, utilities and employee benefits administration. We also occupy facilities that are leased by CMGI, whereby CMGI charges us for our share of rent and related facility costs through an allocation based upon the our headcount in relation to total headcount for all CMGI companies located on the premises. We have not independently determined the market value for these services and may be paying more than fair market value for them if this allocation method does not fairly reflect our use of these services or if CMGI were obtaining them at rates greater than their fair market value. This agreement may be amended by agreement of CMGI and Engage. It is possible that personnel of CMGI providing these services may encounter conflicts of interests such as demands on their time by CMGI that might detract from their level of availability or service to us. In addition, our reliance on these services could result in higher costs than would be incurred if we were to obtain such services from an unrelated third party.

Our stock price is likely to be highly volatile.

     The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, including:

     - actual or anticipated fluctuations in our results of operations

     - changes in or our failure to meet securities analysts' expectations

     - technological innovations

     - increased competition

     - conditions and trends in the Internet and other technology industries

     - general market conditions

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. As we expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   33
Consolidated Balance Sheets as of July 31, 1999 and 2000....   34
Consolidated Statements of Operations for the three years
  ended July 31, 2000.......................................   35
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the three years ended July 31, 2000.........   36
Consolidated Statements of Cash Flows for the three years
  ended July 31, 2000.......................................   37
Notes to Consolidated Financial Statements..................   38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Engage, Inc.:

     We have audited the accompanying consolidated balance sheets of Engage, Inc. and subsidiaries as of July 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engage, Inc. and subsidiaries as of July 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

September 20, 2000
Boston, Massachusetts

                                  ENGAGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 1999 AND 2000

                                                                      JULY 31,
                                                              -------------------------
                                                                1999           2000
                                                              --------      -----------
                                                                   (IN THOUSANDS,
                                                                  EXCEPT PAR VALUE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $112,034      $   119,809
  Available-for-sale securities.............................     1,067           16,147
  Accounts receivable, less allowance for doubtful accounts
     of $1,790 and $11,703 at July 31, 1999 and 2000,
     respectively...........................................    16,463           79,799
  Prepaid expenses..........................................       727            2,570
                                                              --------      -----------
          Total current assets..............................   130,291          218,325
                                                              --------      -----------
Property and equipment, net.................................     1,997           31,334
Investment in joint venture.................................     1,047               --
Intangible assets, net of accumulated amortization of
  $10,492 and $217,454 at July 31, 1999 and 2000,
  respectively..............................................    73,335          873,323
Other assets................................................       371            9,915
                                                              --------      -----------
          Total assets......................................  $207,041      $ 1,132,897
                                                              ========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt to CMGI..............................................  $ 44,829      $        --
  Obligation under capital lease............................       327            4,650
  Current portion of long-term debt.........................        --            2,010
  Accounts payable..........................................    12,614           33,365
  Due to CMGI...............................................        --           27,287
  Accrued expenses..........................................    15,251           24,599
  Deferred revenue..........................................     4,293            7,604
                                                              --------      -----------
          Total current liabilities.........................    77,314           99,515
                                                              --------      -----------
Deferred revenue............................................     1,508              651
Obligation under capital lease, net of current portion......       436            2,905
Long-term debt, net of current portion......................        --            1,843
Other long-term liabilities.................................        --              843
Minority interest...........................................        --            8,812

Commitments and contingencies

Stockholders' equity:
  Series A Preferred Stock -- Engage, $.01 par value, 1,500
     shares authorized, 0 shares issued and outstanding at
     July 31, 1999 and 2000, respectively...................        --               --
  Series A Preferred Stock -- Adsmart, $.01 par value, 69
     shares authorized, 69 and 0 shares issued and
     outstanding at July 31, 1999
     and 2000, respectively.................................         1               --
  Series B Preferred Stock, $.01 par value, 239 shares
     authorized, 0 shares issued and outstanding at July 31,
     1999 and 2000..........................................        --               --
  Series C Preferred Stock, $.01 par value, 2,000 shares
     authorized, 0 shares issued and outstanding at July 31,
     1999 and 2000..........................................        --               --
  Common Stock, $.01 par value, 350,000 shares authorized,
     97,353 and 178,860 shares issued and outstanding at
     July 31, 1999 and 2000, respectively...................       973            1,789
  Additional paid-in capital................................   215,901        3,650,059
  Deferred compensation.....................................    (4,024)          (1,234)
  Accumulated other comprehensive loss......................      (353)            (260)
  Accumulated deficit.......................................   (84,715)      (2,632,026)
                                                              --------      -----------
          Total stockholders' equity........................   127,783        1,018,328
                                                              --------      -----------
          Total liabilities and stockholders' equity........  $207,041      $ 1,132,897
                                                              ========      ===========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1998, 1999 AND 2000

                                                                      YEAR ENDED JULY 31,
                                                            ---------------------------------------
                                                               1998          1999          2000
                                                            ----------    ----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...................................................   $  2,336      $ 25,040      $ 154,220
Revenue, related parties..................................        235         1,793         22,565
                                                             --------      --------      ---------
          Total revenue...................................      2,571        26,833        176,785
                                                             --------      --------      ---------
Cost of revenue...........................................      4,668        23,503        121,465
                                                             --------      --------      ---------
          Gross (loss) profit.............................     (2,097)        3,330         55,320
                                                             --------      --------      ---------
Operating expenses:
  In-process research and development.....................      9,200         4,500         31,617
  Research and development................................      6,819         8,699         28,157
  Selling and marketing...................................      6,333        19,369         97,219
  General and administrative..............................      3,124         5,219         29,062
  Amortization of goodwill and other intangibles..........      1,498         8,939        207,059
  Stock compensation......................................        426         1,455         37,400
  Acquisition costs.......................................         --            --          4,951
                                                             --------      --------      ---------
          Total operating expenses........................     27,400        48,181        435,465
                                                             --------      --------      ---------
Loss from operations......................................    (29,497)      (44,851)      (380,145)

Other income (expense):
  Interest income.........................................         --           134          6,281
  Interest expense........................................       (267)       (1,022)        (2,901)
  Equity in loss of joint venture.........................         --          (723)        (1,118)
  Minority interest.......................................         --            --            227
  Gain on sale of product rights..........................      9,240            --             --
  Other expense...........................................         --          (165)          (214)
                                                             --------      --------      ---------
Net loss..................................................   $(20,524)     $(46,627)     $(377,870)
                                                             ========      ========      =========
Pro forma basic and diluted net loss per share............   $  (0.60)     $  (0.61)     $   (2.61)
                                                             ========      ========      =========
Pro forma weighted average number of basic and diluted
  shares outstanding......................................     34,336        76,399        145,044
                                                             ========      ========      =========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JULY 31, 1998, 1999 AND 2000

                                       SERIES A          SERIES B          SERIES C
                                    PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK     COMMON STOCK     ADDITIONAL
                                    ---------------   ---------------   ---------------   ----------------    PAID-IN
                                    SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL
                                    ------   ------   ------   ------   ------   ------   -------   ------   ----------
                                                                      (IN THOUSANDS)
Balance at July 31, 1997..........      --    $ --       --      $--       --      $--     33,070   $  331   $     (149)
 Reorganization...................     869       9       --      --        --      --     (32,694)    (327)      14,238
 Acquisition of Accipiter.........     700       7       --      --        --      --          --       --       33,667
 Amortization of deferred
   compensation...................      --      --       --      --        --      --          --       --           --
 Exercise of stock options........      --      --       --      --        --      --           8       --           --
 Unrealized loss on
   available-for-sale
   securities.....................      --      --       --      --        --      --          --       --           --
 Net loss.........................      --      --       --      --        --      --          --                    --
                                    ------    ----     ----      --      ----      --     -------   ------   ----------
Balance at July 31, 1998..........   1,569      16       --      --        --      --         384        4       47,756
 Issuance of preferred stock, net
   of issuance costs of $66.......      --      --      239       2        --      --          --       --        1,932
 Acquisition of I/PRO.............      --      --       --      --        --      --       2,020       20       10,161
 Deferred compensation on stock
   option issuances...............      --      --       --      --        --      --          --       --        4,174
 Issuance of stock options........      --      --       --      --        --      --          --       --        1,639
 Conversion of debt to CMGI.......      --      --       --      --       414       4         711        7       42,765
 Issuance of common stock, net of
   issuance costs of $50..........      --      --       --      --        --      --       1,876       19       13,063
 Initial public offering, net of
   issuance costs of $1,500, and
   conversion of preferred
   stock..........................  (1,500)    (15)    (239)     (2)     (414)     (4)     91,296      913       93,863
 Foreign currency translation
   adjustment.....................      --      --       --      --        --      --          --       --           --
 Amortization of deferred
   compensation...................      --      --       --      --        --      --          --       --           --
 Exercise of stock options........      --      --       --      --        --      --       1,066       10          548
 Unrealized gain on
   available-for-sale
   securities.....................      --      --       --      --        --      --          --       --           --
 Net loss.........................      --      --       --      --        --      --          --       --           --
                                    ------    ----     ----      --      ----      --     -------   ------   ----------
Balance at July 31, 1999..........      69    $  1       --      $--       --      $--     97,353   $  973   $  215,901
 Acquisitions.....................      --      --       --      --        --      --      64,217      642    1,077,552
 Conversion of Adsmart preferred
   stock..........................     (69)     (1)      --      --        --      --         694        7           (6)
 Private placement of common
   stock, net of issuance costs of
   $825...........................      --      --       --      --        --      --       4,996       50       74,125
 Conversion of debt to CMGI.......      --      --       --      --        --      --      10,179      102       74,827
 Foreign currency translation
   adjustment.....................      --      --       --      --        --      --          --       --           --
 Amortization of deferred
   compensation...................      --      --       --      --        --      --          --       --           --
 Exercise of stock options........      --      --       --      --        --      --       2,980       30        3,610
 Sale of common stock under
   Employee Stock Purchase Plan...      --      --       --      --        --      --          75        1          764
 Reversal of deferred compensation
   on forfeited stock options.....      --      --       --      --        --      --          --       --       (2,154)
 Unrealized gain on
   available-for-sale
   securities.....................      --      --       --      --        --      --          --       --           --
 Repurchase of unvested stock
   options........................      --      --       --      --        --      --         (19)      --           (8)
 Acceleration of unvested stock
   options........................      --      --       --      --        --      --          --       --       36,764
 Dividend to CMGI.................      --      --       --      --        --      --      (1,615)     (16)   2,168,684
 Net loss.........................      --      --       --      --        --      --          --       --           --
                                    ------    ----     ----      --      ----      --     -------   ------   ----------
Balance at July 31, 2000..........      --    $ --       --      $--       --      $--    178,860   $1,789   $3,650,059
                                    ======    ====     ====      ==      ====      ==     =======   ======   ==========

                                                    ACCUMULATED
                                                       OTHER
                                      DEFERRED     COMPREHENSIVE   ACCUMULATED
                                    COMPENSATION   INCOME (LOSS)     DEFICIT       TOTAL
                                    ------------   -------------   -----------   ----------
                                                        (IN THOUSANDS)
Balance at July 31, 1997..........    $    --         $    --      $   (17,564)  $  (17,382)
 Reorganization...................         --              --               --       13,920
 Acquisition of Accipiter.........     (1,731)             --               --       31,943
 Amortization of deferred
   compensation...................        426              --               --          426
 Exercise of stock options........         --              --               --           --
 Unrealized loss on
   available-for-sale
   securities.....................         --          (1,193)              --       (1,193)
 Net loss.........................         --              --          (20,524)     (20,524)
                                      -------         -------      -----------   ----------
Balance at July 31, 1998..........     (1,305)         (1,193)         (38,088)       7,190
 Issuance of preferred stock, net
   of issuance costs of $66.......         --              --               --        1,934
 Acquisition of I/PRO.............         --              --               --       10,181
 Deferred compensation on stock
   option issuances...............     (4,174)             --               --           --
 Issuance of stock options........         --              --               --        1,639
 Conversion of debt to CMGI.......         --              --               --       42,776
 Issuance of common stock, net of
   issuance costs of $50..........         --              --               --       13,082
 Initial public offering, net of
   issuance costs of $1,500, and
   conversion of preferred
   stock..........................         --              --               --       94,755
 Foreign currency translation
   adjustment.....................         --             340               --          340
 Amortization of deferred
   compensation...................      1,455              --               --        1,455
 Exercise of stock options........         --              --               --          558
 Unrealized gain on
   available-for-sale
   securities.....................         --             500               --          500
 Net loss.........................         --              --          (46,627)     (46,627)
                                      -------         -------      -----------   ----------
Balance at July 31, 1999..........    $(4,024)        $  (353)     $   (84,715)  $  127,783
 Acquisitions.....................         --              --               --    1,078,194
 Conversion of Adsmart preferred
   stock..........................         --              --               --           --
 Private placement of common
   stock, net of issuance costs of
   $825...........................         --              --               --       74,175
 Conversion of debt to CMGI.......         --              --               --       74,929
 Foreign currency translation
   adjustment.....................         --            (565)              --         (565)
 Amortization of deferred
   compensation...................        636              --               --          636
 Exercise of stock options........         --              --               --        3,640
 Sale of common stock under
   Employee Stock Purchase Plan...         --              --               --          765
 Reversal of deferred compensation
   on forfeited stock options.....      2,154              --               --           --
 Unrealized gain on
   available-for-sale
   securities.....................         --             658               --          658
 Repurchase of unvested stock
   options........................         --              --               --           (8)
 Acceleration of unvested stock
   options........................         --              --               --       36,764
 Dividend to CMGI.................         --              --       (2,169,441)        (773)
 Net loss.........................         --              --         (377,870)    (377,870)
                                      -------         -------      -----------   ----------
Balance at July 31, 2000..........    $(1,234)        $  (260)     $(2,632,026)  $1,018,328
                                      =======         =======      ===========   ==========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1998, 1999 AND 2000

                                                                   YEAR ENDED JULY 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            --------    --------    ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................  $(20,524)   $(46,627)   $(377,870)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization........................     2,344       9,780      213,269
     Equity in loss of joint venture......................        --         723        1,136
     Provision for bad debts..............................       283         635        8,998
     Stock compensation...................................       426       1,455       37,400
     Amortization of discount on available-for-sale
       securities.........................................        --          --       (1,183)
     Gain on sale of available-for-sale securities........        --          --          (40)
     Gain on sale of product rights.......................    (9,240)         --           --
     (Gain) loss on disposal of property and equipment....        --         165           (8)
     Minority interest....................................        --          --         (227)
     In-process research and development..................     9,200       4,500       31,617
     Changes in operating assets and liabilities, net of
       impact of acquisitions:
       Accounts receivable................................    (1,804)    (11,782)     (48,856)
       Prepaid expenses and other assets..................      (170)       (213)      (2,385)
       Due to CMGI and affiliates.........................        --          --       29,362
       Accounts payable...................................       646       7,376        5,117
       Accrued expenses...................................     1,450       9,643      (28,326)
       Deferred revenue...................................     1,117       4,324        1,094
                                                            --------    --------    ---------
          Net cash used for operating activities..........   (16,272)    (20,021)    (130,902)
                                                            --------    --------    ---------
Cash flows from investing activities:
  Purchase of available-for-sale securities...............        --          --      (54,263)
  Proceeds from redemption of available-for-sale
     securities...........................................        --          --       87,163
  Net cash acquired on acquisition of subsidiaries........       689         707       21,963
  Purchases of property and equipment.....................      (402)       (388)     (16,842)
  Other...................................................        --      (1,416)      (1,992)
                                                            --------    --------    ---------
          Net cash (used for) provided by investing
            activities....................................       287      (1,097)      36,029
                                                            --------    --------    ---------
Cash flows from financing activities:
  Net change in debt to CMGI and affiliates...............    16,091      24,230       30,198
  Proceeds from issuance of common stock, net of issuance
     costs and repurchases................................         1     108,395       83,994
  Issuance of preferred stock, net of issuance costs......        --       1,934           --
  Repayment of capital lease obligations..................       (11)       (210)      (3,173)
  Repayment of long-term debt.............................        --      (1,287)      (4,465)
                                                            --------    --------    ---------
          Net cash provided by financing activities.......    16,081     133,062      106,554
                                                            --------    --------    ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................        --          (6)      (3,906)
                                                            --------    --------    ---------
Net increase in cash and cash equivalents.................        96     111,938        7,775

Cash and cash equivalents, beginning of period............        --          96      112,034
                                                            --------    --------    ---------
Cash and cash equivalents, end of period..................  $     96    $112,034    $ 119,809
                                                            ========    ========    =========
Supplemental disclosures of cash flow information:
  Cash paid for interest..................................  $     --    $     41    $   1,353
                                                            ========    ========    =========

          See accompanying notes to consolidated financial statements

                                  ENGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     We provide Web-based advertising solutions that enable advertisers and agencies to effectively plan, manage and analyze Web advertising in order to optimize Web-based campaign spending. In addition, we sell software that enables Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     We are a majority owned subsidiary of CMGI, Inc. ("CMGI"). The accompanying consolidated financial statements, which have been prepared as if we had operated as a separate stand-alone entity for all periods presented, include only revenue and expenses attributable to us since we commenced operations in September 1995.

     On April 28, 2000, we completed the acquisition of Adsmart Corporation ("Adsmart"), also a majority owned subsidiary of CMGI, and Flycast Communications Corporation ("Flycast"), a wholly owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger an Contribution, dated as of January 19, 2000. This transaction has been accounted for as a combination of entities under common control (i.e, "as-if pooling"). Accordingly, our consolidated financial statements have been restated for all periods prior to the business combination to include the financial results back to the date on which CMGI founded Adsmart (April 1, 1996) and the date on which CMGI acquired Flycast (January 13, 2000). All financial information has been accounted for using CMGI's historical basis in Adsmart and Flycast, including CMGI's application of purchase accounting to the assets acquired and liabilities assumed of Flycast. The consolidated balance sheets as of July 31, 1999 and 2000 and the consolidated statement of operations for the three years ended July 31, 2000 reflect the combined consolidated financial position and results of operations of Engage and Adsmart for those periods. The consolidated balance sheet as of July 31, 2000 and the consolidated statements of operations for the year ended July 31, 2000 also reflect the combined financial position and results of operations of Flycast at July 31, 2000 and since January 13, 2000.

     The consolidated financial statements include certain allocations based on headcount from CMGI for certain general and administrative expenses such as rent, legal services, insurance and employee benefits. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had we operated independently of CMGI.

  Principles of Consolidation

     The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany account balances and transactions between the companies have been eliminated.

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

                                  ENGAGE, INC.

  Revenue Recognition

     Effective August 1, 1998, we adopted the provisions of SOP 97-2, Software Revenue Recognition. For transactions after August 1, 1998, revenues from software product licenses, Knowledge database services and web-site traffic audit reports are generally recognized when (i) a signed noncancelable software license exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. Revenue from license agreements that have significant customizations and modifications of the software product is deferred and recognized using the percentage of completion method. There was no material change to our accounting for revenue as a result of the adoption of SOP 97-2.

     Revenue from periodic subscriptions is recognized ratably over the subscription term, typically twelve months. Revenue from usage-based subscriptions is recognized monthly based on actual usage.

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

     Substantially all of our Media and Media Management revenue is recognized on a gross basis and amounts paid to web sites are recorded as cost of revenue. Revenue is generally recorded at gross in arrangements in which we act as principal in the transaction. Revenue is recognized net of the related web site expense in arrangements in which we act primarily as a sales agent.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments with maturities of greater than 90 days and less than twelve months are considered short-term investments. Cash equivalents at July 31, 1999 consisted of a money market mutual fund. Cash equivalents at July 31, 2000 consisted of money market mutual funds and commercial paper.

  Non-cash Transactions

     During fiscal 1998, non-cash investing activities included the sale of data warehouse product rights in exchange for available-for-sale securities and the reduction of approximately $8,400,000 of debt due to CMGI. In addition, non-cash investing activities also include our acquisition of Accipiter in exchange for 700,000 shares of our Series A Convertible Preferred Stock.

     During fiscal 1998, non-cash financing activities included the issuance of 869,382 shares of our Series A Convertible Preferred Stock in exchange for 32,693,816 shares of our common stock and a $13,920,000 reduction in the debt to CMGI.

     During fiscal 1999, non-cash investing activities include the acquisition of I/PRO (see note 6) in exchange for 2,020,368 shares of our common stock, and additional debt to CMGI totaling $22,086,000, as well as the acquisition of 2Can Media, Inc. ("2Can") (see note 6) in exchange for additional debt to CMGI totaling $28,483,000.

     During fiscal 1999, non-cash financing activities included the issuance of 413,564 shares of our Series C Preferred Stock as repayment of approximately $37,447,000 of debt to CMGI. In addition, non-cash financing activities included the issuance of 710,514 shares of our common stock as repayment of approximately $5,329,000 of debt to CMGI.

                                  ENGAGE, INC.

     During fiscal 2000, non-cash financing activities included the issuance of approximately 10,179,000 shares of our common stock as repayment of approximately $74,929,000 of debt to CMGI.

     During fiscal 2000, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options of which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $2,154,000 in both deferred compensation and additional paid-in-capital.

     During fiscal 2000, we acquired AdKnowledge, Flycast the Virtual Billboard Network and additional ownership in Engage Technologies Japan through the issuance of an aggregate of approximately 64,217,000 shares of common stock (see note 6).

     During fiscal 2000, non-cash investing activities included the recording of additional purchase price in the 2Can acquisition of $5,232,000 resulting from the satisfaction of certain contingencies (see note 6). The contingent consideration was paid by CMGI in fiscal 2000 and recorded as a capital contribution by us.

     During fiscal 2000, non-cash financing activities included the repayment of approximately $2,074,000 of amounts due to CMGI by offsetting amounts due from CMGI for the exercise price of stock options exercised by former Flycast employees.

  Fair Value of Financial Instruments

     The carrying value for cash and cash equivalents, accounts receivable, debt to CMGI, accounts payable and notes payable approximates fair value because of the short term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximate their fair values, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

  Marketable Securities

     The appropriate classification of marketable securities is determined at the time of acquisition and reevaluated at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets. We recognize gains and losses when securities are sold using the specific identification method.

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

  Intangibles

     Goodwill and other intangible assets are being amortized on a straight-line basis over two to five years, depending on the periods expected to be benefited.

  Accounting for Impairment of Long-Lived Assets

     We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of companies acquired. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated.

                                  ENGAGE, INC.

Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future estimated undiscounted cash flows to the asset's carrying value. If the carrying value of the asset exceeds the estimated future undiscounted cash flows, a loss is recorded as the excess of the asset's carrying value over fair value.

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

  Foreign Currency Translation

     The functional currency of a foreign operation is deemed to be the local country's currency. The financial statements of operations outside the United States are translated into United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. Net gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies are included in the consolidated statements of operations and were immaterial for all periods presented.

  Income Taxes

     We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We were greater than 80% owned by CMGI up through the date of the initial public offering, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by us up through the initial public offering. Therefore, our net operating losses incurred prior to our initial public offering will have no future benefit to us. Subsequent to the initial public offering, CMGI owned approximately 79% of us and thus we will have available to us the full benefit of all Federal and state net operating losses incurred subsequent to the date of our initial public offering, although CMGI will continue to realize the benefit of the federal and state losses incurred by Adsmart.

     As a result of our common stock issued to CMGI in the AdKnowledge acquisition, CMGI's ownership interest increased to more than 80%. As a result, beginning on December 22, 1999, CMGI again realized the full benefit of all of our Federal and state net operating losses. The tax sharing agreement between CMGI and us requires us to reimburse CMGI to the extent it contributes to the consolidated tax liability of the CMGI

                                  ENGAGE, INC.

group; however, under the policy, CMGI is not obligated to reimburse us for any losses utilized in the consolidated CMGI group.

  Advertising Costs

     We expense advertising costs as incurred. Advertising expense was approximately $213,000, $1,929,000 and $12,074,000 for the fiscal years ended July 31, 1998, 1999 and 2000, respectively.

  Accounting for Stock-Based Compensation

     We have adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The pro forma impact on earnings has been disclosed in the notes to the consolidated financial statements as required by SFAS 123 (see note 12). In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

     We account for non-employee stock-based compensation awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

  Net Loss per Share

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the their inclusion would be dilutive.

     Pro forma basic and diluted loss per share reflects the issuance of shares in the Flycast acquisition on January 13, 2000 and the impact of the conversion of debt to CMGI and preferred stock for both Engage and Adsmart, after adjustment for the Engage exchange ratio, as of the date of the beginning of each period, or date of issuance, if later, using the "if-converted method".

     As described in note 11, conversion of all Engage preferred stock and debt to CMGI occurred upon the completion of our initial public offering in July 1999. Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted at the option of CMGI into shares of convertible preferred stock. CMGI elected to convert all advances and accrued interest outstanding on April 28, 2000 into shares of Adsmart convertible preferred stock. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into our common stock occurred upon the completion of our acquisition of Adsmart (see note 8). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the years ended July 31, 1998, 1999, and 2000 reflects the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of each period or date of issuance, if later, using the if-converted method.

     Historical basic and diluted net loss per share have not been presented on the face of the income statement because they are irrelevant due to the significant change in our capital structure and resultant basic

                                  ENGAGE, INC.

and diluted loss per share that resulted upon conversion of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for our reported net loss is as follows:

                   PRO FORMA BASIC AND DILUTED LOSS PER SHARE

                                                              YEAR ENDED JULY 31,
                                                    ---------------------------------------
                                                       1998          1999          2000
                                                    ----------    ----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net loss..........................................   $(20,524)     $(46,627)     $(377,870)
                                                     --------      --------      ---------
Denominator:
Weighted average shares outstanding...............     31,266         3,941        137,615
Assumed conversion of preferred stock.............      1,804        59,762            514
Assumed conversion of debt to CMGI................      1,266        12,696          6,915
                                                     --------      --------      ---------
Weighted average number of diluted shares
  outstanding.....................................     34,336        76,399        145,044
                                                     --------      --------      ---------
Pro forma basic and diluted loss per share........   $  (0.60)     $  (0.61)     $   (2.61)
                                                     ========      ========      =========

     Had we presented the historical basic and diluted net loss per share, the reconciliation of the numerators and denominators of the historical basic and diluted net loss per share would have been as follows:

                HISTORICAL BASIC AND DILUTED NET LOSS PER SHARE

                                                              YEAR ENDED JULY 31,
                                                    ---------------------------------------
                                                       1998          1999          2000
                                                    ----------    ----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net loss..........................................   $(20,524)     $(46,627)     $(377,870)
                                                     --------      --------      ---------
Denominator:
Weighted average shares outstanding...............     31,266         3,941        137,615
                                                     --------      --------      ---------
Basic and diluted loss per share..................   $  (0.66)     $ (11.83)     $   (2.75)
                                                     ========      ========      =========

     At July 31, 2000, we had outstanding stock options to purchase 24,210,316 shares of common stock at a weighted average exercise price of $16.38 that could potentially dilute earnings. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

  Comprehensive Income

     We have adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. SFAS requires net unrealized holding gains, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (expense).

  New Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), issued Statement of Position 98-1, "Accounting for the Cost of Computer

                                  ENGAGE, INC.

Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. We adopted this standard in the first quarter of fiscal 2000, and such adoption of SOP 98-1 did not have a material impact on our financial position or our results of operations.

     In April 1998, the AcSEC issued Statement of Position 98-5, "Reporting Costs of Start-Up Activities" ("SOP 98-5"). Under SOP 98-5, the cost of start-up activities should be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. We adopted this standard in fiscal 2000, and such adoption of SOP 98-5 did not have a material impact on our financial position or our results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. SFAS 133 was amended by SFAS 138 in June 2000. We are required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. We expect that the adoption of SFAS 133 and 138 will not have a material impact on our financial position or our results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Although we are still in the process of analyzing the impact of SAB No. 101, if any, on our consolidated statements and related disclosures, we expect that there will be no material impact on our financial position or our results of operations upon adoption in the first quarter of fiscal 2001.

(3) COMBINING FINANCIAL INFORMATION

     The acquisitions of Flycast and Adsmart have been accounted for as an "as-if-pooling" and accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Flycast back to January 13, 2000, the date CMGI completed its acquisition of Flycast and of Adsmart back to April 1, 1996, the date CMGI founded Adsmart. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                                           YEAR ENDED JULY 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
                                                             (IN THOUSANDS)
Revenue:
  Engage..........................................  $  2,217    $ 16,023    $ 103,964
  Flycast.........................................        --          --       29,132
  Adsmart.........................................       354      11,069       45,291
  Eliminations....................................        --        (259)      (1,602)
                                                    --------    --------    ---------
          Total revenue...........................  $  2,571    $ 26,833    $ 176,785
                                                    ========    ========    =========

                                  ENGAGE, INC.

                                                           YEAR ENDED JULY 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
                                                             (IN THOUSANDS)
Net loss:
  Engage..........................................  $(13,837)   $(32,003)   $(230,016)
  Flycast.........................................        --          --     (123,797)
  Adsmart.........................................    (6,687)    (14,624)     (24,057)
                                                    --------    --------    ---------
          Total net loss..........................  $(20,524)   $(46,627)   $(377,870)
                                                    ========    ========    =========

(4) AVAILABLE-FOR-SALE SECURITIES

     A $500,000 unrealized holding gain was recorded on the securities held at July 31, 1999, based on the change in market value since the date of acquisition. The unrealized holding loss is presented in the equity section of our consolidated balance sheet as a component of accumulated other comprehensive loss. We sold these securities in fiscal 2000 for an immaterial gain. At July 31, 1999 and 2000, the fair value of investments in marketable securities approximated cost and the unrealized holding gains or losses were not material. The fair value of available-for-sale securities at July 31, 1999 and 2000 were as follows:

                                                            YEAR ENDED JULY 31,
                                                            -------------------
                                                             1999        2000
                                                            -------    --------
                                                              (IN THOUSANDS)
Corporate bonds...........................................  $   --     $15,696
Certificates of deposit...................................      --         451
Corporate securities......................................   1,067          --
                                                            ------     -------
          Total available for-sale-securities.............  $1,067     $16,147
                                                            ======     =======

(5) PROPERTY AND EQUIPMENT

                                                                             JULY 31,
                                                   ESTIMATED            ------------------
                                                  USEFUL LIFE            1999       2000
                                           -------------------------    -------    -------
                                                                          (IN THOUSANDS)
Office furniture and computer
  equipment..............................          3-5 years            $ 3,006    $33,102
Software licenses........................           3 years                 584      4,436
Leasehold improvements...................  4 years or life-of-lease         251      1,870
                                                                        -------    -------
          Total..........................                                 3,841     39,408
Less: Accumulated depreciation and
  amortization...........................                                (1,844)    (8,074)
                                                                        -------    -------
Property and equipment, net..............                               $ 1,997    $31,334
                                                                        =======    =======

     Property and equipment recorded under capital leases amounted to approximately $793,000 and $6,362,000 at July 31, 1999 and 2000, respectively. Total accumulated amortization related to these assets under capital lease amounted to approximately $212,000 and $4,160,000 at July 31, 1999 and 2000 respectively.

                                  ENGAGE, INC.

(6) ACQUISITIONS

  Fiscal 1998

     Accipiter

     In April 1998, CMGI acquired Accipiter, Inc. ("Accipiter"), a company specializing in Internet advertising management solutions, in exchange for 10,109,536 shares of CMGI common stock (which number reflects four CMGI two-for-one stock splits between April 1998 and the date of these financial statements). In August 1998, Accipiter was legally merged with us in a stock-for-stock merger in which consideration of 700,000 shares of our Series A Convertible Preferred Stock were issued to CMGI. We have reflected in our consolidated financial statements the acquisition of Accipiter as if it occurred in April 1998. The total purchase price for Accipiter was valued at $31,253,000, including acquisition costs of $198,000 and net of cash acquired of approximately $689,000. The value of the CMGI shares included in the purchase price was recorded net of a weighted average 10% market value discount to reflect the restrictions on transferability.

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

     At the date of the acquisition, management estimated that completion of the AdManager version 4.0 technology would be accomplished by June 1998. We began testing AdManager version 4.0 at a customer's site (beta testing) in June 1998 and commercially released the product in August 1998. The initial development effort had commenced in late 1997. At the acquisition date, the new AdManager technology had not reached a completed prototype stage and beta testing had not yet commenced. At the time of the Accipiter purchase, the AdManager version 4.0 project was approximately 71% complete. The AdManager version 4.0 project was substantially completed within the time originally estimated.

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

     Approximately $1,700,000 of deferred compensation was recorded during fiscal 1998 relating to approximately 173,080 shares of CMGI common stock issued to the then employee stockholders of Accipiter, which are being held in escrow. These shares were subject to forfeiture upon termination of employment over a two-year period. Compensation expense was being recognized over the two-year service period beginning April 1, 1998.

  Fiscal 1999

     In March 1999, CMGI acquired 2Can, an online advertising representation firm in exchange for purchase consideration valued at $28,483,000, including bridge notes receivable of $1,500,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

                                  ENGAGE, INC.

Concurrent with CMGI's closing of the 2Can acquisition, CMGI contributed 2Can to Adsmart in exchange for additional debt to CMGI of $28,483,000. This transaction was accounted for as a transfer of entities under common control where Adsmart recorded assets and liabilities of 2Can at CMGI's recorded basis. As discussed in Note 2, we acquired Adsmart on April 28, 2000 in a merger treated as a pooling of interests. The results of operations of 2Can have been included in our consolidated financial statements since March 11, 1999. In April 2000, in accordance with the Agreement and Plan of merger with 2Can, we recorded additional purchase consideration in the 2Can acquisition of $5,232,000 resulting from contingent consideration due based on earnings targets being met. This additional consideration was paid directly by CMGI based on the provisions of the 2Can merger agreement. We have recorded this as an increase in both goodwill and additional paid-in capital.

     In April 1999, we acquired I/PRO, a provider of Web-site traffic measurement and audit services, for approximately $32,651,000, including acquisition costs of $244,000 and net of cash acquired of approximately $347,000. The purchase price consisted of $1,563,000 in net cash, $20,907,000 in CMGI common shares and $10,181,000 in Engage common shares and options. The per share value of the CMGI shares included in the purchase price was $28.99, net of a 9% weighted average market value discount to reflect the restriction on transferability. The per share value of the our common shares included in the purchase price was $3.29 per share.

     The portion of the purchase price allocated to in-process research and development for I/PRO was $4.5 million, or approximately 14% of the total purchase price. At the acquisition date, I/PRO's major in-process project was the development of a new data processing system, project name Normandy, which is intended to provide improved functionality. In general, the existing data processing system did not provide sufficient fault tolerance, scalability and data processing efficiency to meet future customer needs.

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

     The value of in-process research and development was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including core developed technology, assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 25%, and the discount rate used for core-developed technology was 22%.

  Fiscal 2000

     In December 1999, we acquired AdKnowledge, Inc. ("AdKnowledge"), a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns, for approximately $161,000,000, including acquisition costs of $3,800,000 and net of cash acquired of approximately $3,000,000. In November 1999, CMGI acquired approximately 88% of AdKnowledge. Second, CMGI and other AdKnowledge shareholders contributed or sold the remaining AdKnowledge shares to us in exchange for approximately 10,336,000 total shares of our common stock with approximately 9,830,000 shares issued to CMGI for its interest and approximately 506,000 shares issued to other

                                  ENGAGE, INC.

shareholders. Additionally, stock options to acquire our common stock issued in the contribution, valued at approximately $18,000,000, have been included in the purchase consideration.

     Contingent consideration, comprised of approximately 414,000 shares of CMGI common stock (adjusted for stock splits), has been placed in escrow (the "Escrow Shares") to satisfy certain performance goals and indemnifications. The value of the Escrow Shares has not been reflected in the aggregate purchase consideration and will be recorded as additional purchase price at the then-fair value upon the attainment of certain performance goals measured through November 30, 2000. We put in escrow approximately 1,116,000 of our common shares to CMGI in consideration for the Escrow Shares. No value has been ascribed to the value of these shares. If the performance goals are met and the CMGI Escrow Shares are released to the AdKnowledge shareholders, we will record the fair value of the CMGI shares issued to AdKnowledge shareholders on the release date as additional purchase price. Any difference in the fair value of our shares at the release date compared to the value of the Escrow Shares will be recorded as a capital transaction between entities under common control. Under the terms of an Intercompany Agreement between us and CMGI, in the event that any Escrow Shares are returned to CMGI, CMGI shall pay us, in cash or other property, a sum equal to the value of the returned Escrow Shares.

     In April 2000, we completed our acquisitions of Adsmart and Flycast. This transaction has been accounted for as a combination of entities under common control (i.e., "as-if pooling"). First Adsmart was merged with and into Engage. In this merger, all the Adsmart stockholders received Engage common stock in exchange for their respective shares of Adsmart common stock. All outstanding Adsmart stock options were converted into options to acquire our common stock. Second, CMGI contributed all of the outstanding shares of common stock of Flycast in exchange for shares of our common stock. Former employees of Flycast had the option to convert CMGI options into options to acquire our common stock. Approximately 361,000 Engage stock options were granted as a result of the former Flycast employees' electing to convert certain CMGI options. Under the terms of the merger, we reduced the number of our common shares payable to CMGI for the 361,000 converted Engage stock options that were granted to Flycast employees. Total purchase consideration was valued at $3.24 billion (based on the closing average per share price of our common stock for the five days before and after January 20, 2000, the date we publicly announced that we had entered into the Merger Agreement), net of cash acquired of $7,600,000. In connection with the merger and contribution, we issued approximately 10,877,000 shares of our common stock for all of the outstanding capital stock of Adsmart, of which approximately 10,812,000 shares were issued directly to CMGI for CMGI's 96% interest in Adsmart, and approximately 53,413,000 shares of our common stock directly to CMGI for CMGI's 100% interest in Flycast, valued at approximately $3.22 billion in the aggregate. Additionally, included in the purchase consideration were approximately 707,000 stock options to acquire our common stock exchanged in the merger and contribution and valued at approximately $24,365,000. A non-cash dividend to CMGI was recorded for the excess fair value of the our common shares issued to CMGI and Engage stock options exchanged for Adsmart and Flycast stock options in excess of CMGI's historical cost basis in Adsmart and Flycast. Direct acquisition costs consisting primarily of legal, accounting and banker fees approximated $4,951,000 as a result of these acquisitions and were expensed in fiscal 2000.

     Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unvested CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A

                                  ENGAGE, INC.

reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the year ended July 31, 2000, is as follows:

                                                              (IN THOUSANDS)
Dividend to CMGI recorded upon consummation of the Flycast
  and Adsmart acquisition...................................    $2,257,865(1)
Value of Engage common shares due from CMGI as of July 31,
  2000 for option cancellations.............................       (80,927)
Cash consideration for exercise price of CMGI stock
  options...................................................        (7,497)
                                                                ----------
     Net dividend to CMGI...................................    $2,169,441
                                                                ==========

(1) Reflects an increase in the dividend originally recorded due to a reduction in the Flycast purchase price of approximately $8.3 million resulting from a reduction in estimated investment banker fees accrued at the date of acquisition.

     The portion of the purchase price allocated to IPRD in the Flycast acquisition was $29,300,000, or approximately 3.3% of CMGI's original total purchase price. The value allocated to projects identified as IPRD was charged to expense in the quarter ended April 30, 2000.

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

     At the date of the acquisition, management estimated that completion of the Flycast IPRD would be accomplished in May 2000 while the initial development effort had commenced in late April through November 1999. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the acquisition date, the IPRD was approximately 65% complete, based on development costs incurred through the acquisition date versus the total costs estimated to complete the project. The Flycast IPRD project was substantially completed within the time originally estimated.

     The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 24%. The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses and income taxes from such acquired technology. As of June 2000 the IPRD has been substantially completed.

     In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network ("VBN"), a Canadian online advertising network, for approximately $4,730,000, including $200,000 in acquisition costs, consisting of approximately 249,000 shares issued upon the closing date of the deal and approximately 28,000 shares issuable upon the one year anniversary of the closing.

     In June 2000, we also acquired Interactive Solutions Inc. ("ISI"), a Japanese company previously owned by Sumitomo Corporation, an affiliate, for cash consideration of approximately $4,720,000, net of cash acquired of $189,000.

                                  ENGAGE, INC.

     The acquisitions have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amounts of the purchase prices allocated to goodwill and other identifiable intangible assets are being amortized on a straight-line basis over two to five years. Amortization of goodwill and other identifiable intangible assets is reflected as a separate component within operating expenses. The acquired companies are included in our consolidated financial statements from the dates of acquisition.

     The purchase prices for the acquisitions were allocated as follows:

                                       ACCIPITER     2CAN      I/PRO    ADKNOWLEDGE   FLYCAST    ALL OTHERS
                                       ---------   --------   -------   -----------   --------   ----------
                                                                  (IN THOUSANDS)
Working capital (deficit), net of
  cash acquired of $689 for
  Accipiter, $360 for 2Can, $347 for
  I/PRO, $3,044 for AdKnowledge,
  $12,893 for Flycast and $189 for
  All Others.........................   $  (249)   $ (6,168)  $  (498)   $ (7,954)    $ 23,659     $  603
Property and equipment...............       262         141     1,676       4,311       11,751         20
Other assets.........................         2          32       230         515          316        408
In-process research and
  development........................     9,200          --     4,500       2,317       29,300         --
Long-term obligations................        --         (46)     (465)     (4,809)      (2,834)        --
Goodwill.............................    20,158      39,756    22,288     160,144      728,558      8,498
Other identifiable intangible
  assets.............................     1,880          --     4,920       6,508       93,820         --
                                        -------    --------   -------    --------     --------     ------
Purchase price, net of cash
  acquired...........................   $31,253    $ 33,715   $32,651    $161,032     $884,570     $9,529
                                        =======    ========   =======    ========     ========     ======

     The following table represents our unaudited pro forma results of operations for the years ended July 31, 1999 and 2000, as if the 2Can, I/PRO, AdKnowledge, Flycast, VBN, and ISI acquisitions had all occurred on August 1, 1998 and as if we owned 66.6% of Engage Technologies Japan on August 1, 1998. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation, acquisition related costs expensed by Flycast prior to the date of acquisition, the elimination of amounts expensed for in-process research and development and for the issuance of shares used in the acquisition, and the elimination of intercompany transactions. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future.

                                                              JULY 31,
                                                       ----------------------
                                                         1999         2000
                                                       ---------    ---------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
Net revenues.........................................  $  54,918    $ 214,895
Net loss.............................................   (429,700)    (521,710)
Pro forma net loss per share.........................      (2.93)       (3.03)

(7) CONSOLIDATION OF ENGAGE JAPAN

     In August 1998, we acquired for $1.4 million in cash, 49% of the shares of Engage Technologies Japan, a joint venture with Sumitomo Corporation in Japan, and accounted for under the equity method of accounting. In June 2000, we increased our ownership interest in Engage Technologies Japan to 66.6% for gross consideration of approximately $4,858,000 consisting of approximately 219,000 shares of our common shares issued to Sumitomo, the contribution of technology to Engage Technologies Japan, and cash consideration of approximately $1,973,000. As such, beginning in June 2000, we began accounting for our investment in Engage Technologies Japan under the consolidation method.

                                  ENGAGE, INC.

(8) DEBT TO CMGI

  Engage

     In May 1999, we formalized a borrowing arrangement with CMGI and executed a secured convertible demand note with CMGI dated February 1, 1999. Advances accrue interest at the annual rate of 7%, and advances and accrued interest may be prepaid without penalty. Advances outstanding under this note are secured by substantially all our assets and intellectual property. Principal and accrued interest may be converted at the option of CMGI into shares of Series C Preferred Stock or common stock. The number of Series C Preferred shares or common shares to be issued upon conversion of each borrowing represented by the note is based on our estimated fair value at the end of the period in which such borrowing was made.

     In accordance with this arrangement, CMGI elected to convert advances and accrued interest outstanding in the amount of $37,447,000 into 413,564 shares of Series C Preferred Stock in July 1999. An additional $5,329,000 was converted into 710,524 shares of common stock at the initial public offering price per common share in July 1999.

  Adsmart

     Commencing in February 1998, advances made by CMGI to Adsmart accrued interest at the annual rate of 7%.

     In April 1998, advances of $6,000,000 from CMGI, including accrued interest thereon, and 693,816 shares of our common stock were converted into 69,382 shares of Series A Preferred Stock. These advances were made by CMGI to Adsmart from April 1996 through January 1998. In April 2000, Adsmart formalized its borrowing arrangement with CMGI and executed a secured convertible demand note with CMGI. Advances accrue interest at the annual rate of 7%, and advances and accrued interest may be prepaid without penalty. Advances outstanding under this note are secured by substantially all Adsmart's assets and intellectual property. Principal and accrued interest may be converted at the option of CMGI into shares of Series B Preferred Stock or common stock. The number of Series B Preferred shares or common shares to be issued upon conversion of each borrowing represented by the note is based on the estimated fair value of Adsmart at the end of the period in which such borrowing was made.

     In accordance with this arrangement, CMGI elected to convert advances and accrued interest outstanding in the amount of $74,929,000 into 10,117,712 shares of our common stock upon the closing of our acquisition of Adsmart on April 28, 2000.

(9) LEASES

     We lease certain computer equipment under capital leases which expire at various dates through 2006. In addition to leasing computer equipment under various capital leases, we have entered into noncancelable operating leases covering certain of our office facilities and equipment which expire through 2006. We also pay CMGI for office facilities used as our headquarters for which we are charged based upon an allocation of the total costs for the facilities at estimated market rates.

     We lease certain property and equipment from both a subsidiary of CMGI and also directly from CMGI. Under the arrangements, the related parties negotiate the terms and conditions of the leases and obtain the assets to be leased. The related parties bear all liability for payment, and we are not financially obligated under the leases. We are charged the actual lease fees paid by the related parties, plus an additional administrative charge that approximates the fair value of the services received.

     Total rent expense amounted to $1,182,000, $2,096,000 and $7,967,000 for the years ended July 31, 1998, 1999 and 2000, respectively. Rent paid to CMGI for office facilities amounted to approximately $363,000, $415,000 and $831,000 for the years ended July 31, 1998, 1999 and 2000, respectively. Rent expense for

                                  ENGAGE, INC.

equipment paid to a subsidiary of CMGI amounted to approximately $534,000, $735,000 and $1,108,000 for the years ended July 31, 1998, 1999 and 2000, respectively.

     Minimum annual rental commitments are as follows at July 31, 2000:

                                                             OPERATING   CAPITAL
                                                              LEASES     LEASES
                                                             ---------   -------
                                                               (IN THOUSANDS)
2001.......................................................   $12,111    $4,874
2002.......................................................    10,706     2,991
2003.......................................................     6,908       353
2004.......................................................     6,626        64
2005.......................................................     5,548         4
Thereafter.................................................     1,153         5
                                                              -------    ------
                                                              $43,052     8,291
                                                              -------
Less: amount representing interest.........................                 736
                                                                         ------
Present value of capital lease obligations.................              $7,555
                                                                         ======
Comprised of:
  Current portion..........................................              $4,650
  Non-current portion......................................               2,905
                                                                         ------
                                                                         $7,555
                                                                         ======

(10) INCOME TAXES

     The majority of our current and prior year tax losses from operations have been utilized by CMGI. We have recorded a full valuation allowance against our net deferred tax assets since we believe that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for any of the periods presented because of the aforementioned valuation allowance.

                                  ENGAGE, INC.

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of federal deferred tax assets (liabilities) are comprised of the following:

                                                                 JULY 31,
                                                            ------------------
                                                             1999       2000
                                                            -------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Research credits........................................  $    72   $    215
  Deferred stock-based compensation.......................      669     24,197
  Deferred revenue........................................    2,337        814
  Accruals and other reserves.............................    4,624      4,688
  Loss carryforwards......................................   13,981     54,059
  Basis difference in available for sale securities.......      615         --
                                                            -------   --------
                                                             22,298     83,973
Less: Valuation allowance.................................   21,111     48,758
                                                            -------   --------
Net deferred tax assets...................................    1,187     35,215
                                                            -------   --------
Deferred tax liabilities:
  Financial basis in excess of income tax basis of
     intangible and fixed assets..........................   (1,187)   (35,215)
                                                            -------   --------
                                                            $    --   $     --
                                                            =======   ========

     Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2000 will be allocated as follows:

                                                         (IN THOUSANDS)
Income tax benefit that would be recognized in the
  consolidated statements of operations................     $15,925
Goodwill and other non-current intangible assets.......      23,523
Charge to additional paid in capital for recognition of
  stock-based compensation.............................       9,310
                                                            -------
                                                            $48,758
                                                            =======

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes:

                                                                    JULY 31,
                                                           --------------------------
                                                            1998      1999      2000
                                                           ------    ------    ------
Statutory tax rate.......................................   35.00%    35.00%    35.00%
Non-deductible goodwill amortization.....................   (1.30)    (6.84)   (17.24)
Write-off of in-process research and development.........  (15.78)    (3.60)    (2.93)
Losses not benefited, including losses utilized by
  parent.................................................  (17.84)   (23.31)   (14.81)
Nondeductible and other permanent items..................   (0.08)    (1.25)     (.02)
                                                           ------    ------    ------
          Net effective tax rate.........................    0.00%     0.00%     0.00%
                                                           ======    ======    ======

     We have federal net operating loss carryforwards of approximately $124.0 million as of July 31, 2000, which will expire from 2009 through 2020, of which $91.6 million is related to the pre-acquisition periods of acquired subsidiaries and $17.5 million resulted from employee stock option exercises. We also have state net

                                  ENGAGE, INC.

operating loss carryforwards of approximately $172.3 million, which will expire from 2001 through 2015, of which, $67.7 million is related to the pre-acquisition periods of acquired subsidiaries and $51.8 million resulted from employee stock option exercises. The tax benefits related to net operating loss carryforwards from the pre-acquisition periods of the acquired subsidiaries, when realized, will be recorded as a decrease to goodwill and other non-current intangible assets. The tax benefits related to net operating loss carryforwards resulted from employee stock option exercises, when realized, will be recorded as an increase to additional paid-in capital. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code Section 382 as a result of prior ownership changes.

(11) STOCKHOLDERS' EQUITY

  Private placements

     Immediately prior to the effectiveness of our July 1999 initial public offering, we sold 1,876,000 shares of common stock to Compaq Computer Corporation ("Compaq") for net proceeds of approximately $13,082,000.

     In June 2000, we sold an aggregate of 4,995,835 total shares of our common stock to CMGI and Compaq for net proceeds of approximately $74,175,000. The per-share value of our common stock was based on a five-day average closing price of our common stock for the five trading days ending June 19, 2000.

  Public Offering of Common Stock

     In July 1999, we completed our initial public offering for the sale of 13,800,000 shares of common stock. We received proceeds of approximately $94,755,000, net of underwriting discounts and expenses associated with the offering.

  Authorized Share Increase and Stock Split

     In June 1999, the Board of Directors approved an increase in the number of authorized common shares from 30,000,000 to 150,000,000. Upon approval of the share increase, a two-for-one stock split was declared.

     In February 2000, our Board of Directors approved a two-for-one stock split of our common stock, affected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was payable on April 3, 2000 to stockholders of record at the close of business on March 20, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect the stock split. In addition, the Board of Directors approved an increase in the number of authorized common shares from 150,000,000 to 350,000,000.

  Deferred Compensation

     We recorded deferred compensation of $1,731,000 in 1998 related to the Accipiter acquisition and $4,174,000 in 1999, representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of applicable options, typically four years.

     During fiscal 2000, we also recorded $36,622,000 of stock compensation expense related to the acceleration of vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements.

                                  ENGAGE, INC.

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                                                    JULY 31,
                                                            -------------------------
                                                            1998     1999      2000
                                                            ----    ------    -------
                                                                 (IN THOUSANDS)
Cost of revenue...........................................  $103    $   79    $   111
Research and development..................................   115       225        256
Selling and marketing.....................................    38       162      5,878
General and administrative................................   170       989     31,155
                                                            ----    ------    -------
          Total...........................................  $426    $1,455    $37,400
                                                            ====    ======    =======

  Preferred Stock -- Engage

     In July 1998, our shareholders authorized 5,000,000 shares of preferred stock, of which 1,500,000 have been designated as Series A convertible preferred stock ("Series A Preferred Stock"), 238,597 shares have been designated as Series B convertible preferred stock ("Series B Preferred Stock"), and 2,000,000 shares have been designated as Series C Convertible Preferred Stock ("Series C Preferred Stock").

  Series A Preferred Stock -- Engage

     In July 1998, the Board of Directors authorized and issued 800,000 shares of Series A Preferred Stock in exchange for 32,000,000 shares of our common stock and $8,000,000 in principal amount of debt to CMGI. The Series A Preferred Stock is entitled to receive annual dividends at 7%, as and if declared. As of and prior to July 31, 1999, no dividends had been declared or paid by us. Each share of Series A Convertible Preferred Stock votes on an as-converted basis and is convertible into twenty shares of common stock under certain conditions and subject to certain adjustments. In the event of our liquidation, dissolution or winding up, the Series A Preferred Stock has a liquidation preference of $5 per share, plus cumulative dividends of 7% compounded annually beginning on February 1, 1998. The Series A Preferred Stock is convertible into common stock immediately at the option of the holder.

     In July 1998, the Board of Directors authorized the issuance of an additional 700,000 shares of Series A Preferred Stock to CMGI in connection with our acquisition of Accipiter, Inc.

     All outstanding shares of Series A Preferred Stock converted to 60,000,000 shares of common stock upon the completion of our initial public offering.

  Series B Preferred Stock -- Engage

     In August 1998, the Board of Directors designated and issued 238,597 shares of Series B Preferred Stock. Net proceeds from the sale were $1,934,000. Each share of Series B Preferred Stock votes on an as-converted basis and is convertible into two shares of common stock under certain conditions and subject to certain adjustments. In the event of our liquidation, dissolution or winding up, the Series B Preferred Stock has a liquidation preference of $8.38 per share, subject to the prior payment of the liquidation preference on Series A Preferred Stock. The Series B Preferred Stock is convertible into common stock immediately at the option of the holder.

     All outstanding shares of Series B Preferred Stock converted to 954,388 shares of common stock upon the completion of our initial public offering.

                                  ENGAGE, INC.

  Series C Convertible Preferred Stock -- Engage

     In May 1999, the Board of Directors approved the designation of 2,000,000 shares of our preferred stock as Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is entitled to receive noncumulative annual dividends, payable when, as and if declared at the rate of 7% per annum. In the event of our liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to the Series B Preferred Stock and pari passu with the Series A Preferred Stock, and has a liquidation preference equal to its purchase price plus dividends computed at 7% per share per annum. Each share of Series C Preferred Stock votes on an as-converted basis and is convertible at the option of the holder into twenty shares of common stock, subject to certain adjustments. During fiscal 1999, we issued 413,564 shares of Series C Preferred Stock in connection with our borrowing agreement with CMGI (see Note 8).

     All outstanding shares of Series C Preferred Stock converted to 16,542,560 shares of common stock upon the completion of our initial public offering.

  Series A Preferred Stock -- Adsmart

     In April 1998, the Adsmart board of directors authorized and issued 69,382 shares of Series A Preferred Stock in exchange for 693,816 shares of our common stock and $6,000,000 in principal amount of debt to CMGI. The Series A Preferred Stock is entitled to receive noncumulative annual dividends at 7% commencing February 1, 1998, payable when, as and if declared by the board of directors of Adsmart. No dividends have been declared or paid by Adsmart. The Series A Preferred Stock is voting and is convertible into 10 shares of common stock subject to certain adjustments. In the event of any liquidation, dissolution or winding up of Adsmart, the Series A Preferred Stock has a liquidation preference of $13.33 per share plus dividends of 7% compounded annually beginning on February 1, 1998. The Series A Preferred Stock is convertible into common stock immediately at the option of the holder and automatically converted into common stock upon the completion of our April 2000 merger with Adsmart.

  Series B Preferred Stock -- Adsmart

     In December 1999, the Adsmart board of directors approved the designation of 1,231,523 shares of Adsmart preferred stock as Series B Preferred Stock. The Series B Preferred Stock is entitled to receive noncumulative annual dividends at 7%, as and if declared. No dividends have been declared or paid by Adsmart. The Series B Preferred Stock is fully participating, voting and convertible into 10 shares of common stock, subject to certain adjustments. In the event of any liquidation, dissolution or winding up of Adsmart, the Series B Preferred Stock ranks pari passu with the Series A Preferred Stock, and has a liquidation preference equal to its purchase price plus dividends computed at 7% annually. The Series B Preferred Stock is convertible into common stock immediately at the option of the holder and automatically converted into common stock upon the completion of our April 2000 merger with Adsmart.

(12) STOCK OPTION PLANS

  Engage 1995 Equity Incentive Plan

     In August 1995, our Board of Directors and Stockholders approved the 1995 Equity Incentive Plan (the "1995 Plan"). Under the 1995 Plan, as amended, up to 36,000,000 non-qualified stock options or incentive stock options may be granted to our employees or our affiliates' employees, as defined. The Board of Directors administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. Options granted under the 1995 Plan typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the next thirty-six (36) months.

                                  ENGAGE, INC.

  1999 Stock Option Plan for Non-Employee Directors

     The 1999 Stock Option Plan for Non-Employee Directors (the "1999 Directors Plan") was adopted by the Board of Directors in June 1999. Under the terms of the 1999 Directors Plan, directors who are not our employees or any subsidiary of ours and not affiliates of an institutional investor that owns shares of our common stock receive nonstatutory options to purchase shares of our common stock. A total of 500,000 shares of common stock may be issued upon exercise of options granted under the plan. The Board of Directors has discretion to establish the terms of options granted under the plan. All options must have an exercise price equal to the fair market value of the common stock on the date of grant.

     The following table reflects activity and historical prices of stock options under our 1995 Plan and the 1999 Stock Option Plan for Non-Employee Directors for the three years ended July 31, 2000:

                                                    YEAR ENDED JULY 31,
                         --------------------------------------------------------------------------
                                  1998                      1999                      2000
                         ----------------------    ----------------------    ----------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                           NUMBER      AVERAGE       NUMBER      AVERAGE       NUMBER      AVERAGE
                             OF        EXERCISE        OF        EXERCISE        OF        EXERCISE
                           SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                         ----------    --------    ----------    --------    ----------    --------
Options outstanding,
  beginning of
  period...............   4,843,338     $0.12       8,357,600     $0.55      18,534,676     $ 3.37
Granted................   6,639,961      0.73      13,267,925      4.70      10,114,024      35.07
Exercised..............      (7,536)     0.22      (1,066,796)     0.52      (2,955,344)      1.19
Cancelled..............  (3,118,163)     0.28      (2,024,053)     1.97      (2,050,285)      9.90
                         ----------                ----------                ----------
Options outstanding,
  end of period........   8,357,600     $0.55      18,534,676     $3.37      23,643,071     $16.64
                         ==========     =====      ==========     =====      ==========     ======
Options exercisable,
  end of period........   1,317,474     $0.16       3,298,151     $0.41       5,356,126     $ 3.56
                         ==========     =====      ==========     =====      ==========     ======
Options available for
  grant, end of
  period...............   2,838,812                10,475,991                 7,956,589
                         ==========                ==========                ==========

     The following table summarizes information about stock options under our 1995 Plan outstanding at July 31, 2000:

                             OPTIONS OUTSTANDING
                 -------------------------------------------
                                 WEIGHTED                          OPTIONS EXERCISABLE
                                 AVERAGE                       ----------------------------
                                REMAINING        WEIGHTED                       WEIGHTED
   RANGE OF        NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
---------------  -----------   ------------   --------------   -----------   --------------
$ 0.01 - $ 9.25  14,090,546        3.3            $ 3.88        5,297,337        $ 2.80
$ 9.25 - $18.50   1,251,051        4.6             15.79               --            --
$18.51 - $27.75   2,351,800        4.1             23.88               --            --
$27.75 - $37.00   2,851,634        4.1             29.20               --            --
$37.01 - $46.25     805,300        4.6             40.97               --            --
$46.26 - $55.50     286,000        4.6             52.87               --            --
$55.51 - $64.75   1,075,500        4.4             59.87            4,249         63.50
$64.76 - $74.00     703,800        4.5             68.65           54,540         72.50
$74.00 - $83.25      24,000        4.7             77.73               --            --
$83.26 - $92.50     186,500        4.7             90.01               --            --
                 ----------                                     ---------
                 23,643,071        3.7            $16.65        5,356,126        $ 3.56
                 ==========                                     =========

                                  ENGAGE, INC.

  CMGI 1986 Stock Option Plan

     Certain of our employees have been granted stock options under the CMGI 1986 Stock Option Plan (the "1986 Plan"). Options under the 1986 Plan are granted at fair market value on the date of the grant and are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Outstanding options under the 1986 Plan expire through 2007. Under the 1986 Plan, non-qualified stock options or incentive stock options may be granted to CMGI's or its subsidiaries' employees, as defined. The Board of Directors of CMGI administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. The following table reflects activity and historical prices of stock options granted to our employees under CMGI's 1986 Plan for the years ended July 31, 1998, 1999 and 2000:

                                                      YEAR ENDED JULY 31,
                             ----------------------------------------------------------------------
                                     1998                    1999                     2000
                             --------------------    ---------------------    ---------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                              NUMBER     AVERAGE      NUMBER      AVERAGE      NUMBER      AVERAGE
                                OF       EXERCISE       OF        EXERCISE       OF        EXERCISE
                              SHARES      PRICE       SHARES       PRICE       SHARES       PRICE
                             --------    --------    ---------    --------    ---------    --------
Options outstanding,
  beginning of period......   362,480     $0.62        281,560     $1.05      1,019,910     $ 4.66
Granted....................   160,000      1.16        871,200      5.31         89,650      42.75
Exercised..................  (212,584)     0.42       (124,850)     1.02       (272,534)      4.38
Cancelled..................   (28,336)     0.92         (8,000)     5.00        (20,368)     28.17
                             --------                ---------                ---------
Options outstanding, end of
  period...................   281,560     $1.05      1,019,910     $4.66        816,658     $ 8.35
                             ========     =====      =========     =====      =========     ======
Options exercisable, end of
  period...................    37,204     $0.88         33,828     $0.99        230,693     $ 4.67
                             ========     =====      =========     =====      =========     ======

     The following table summarizes information about stock options under the CMGI 1986 Stock Plan outstanding at July 31, 2000:

                             OPTIONS OUTSTANDING
                 -------------------------------------------
                                 WEIGHTED                          OPTIONS EXERCISABLE
                                 AVERAGE                       ----------------------------
                                REMAINING        WEIGHTED                       WEIGHTED
   RANGE OF        NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
---------------  -----------   ------------   --------------   -----------   --------------
$0.81 - $0.97       30,126         1.3            $ 0.96          23,992         $0.96
  $1.16             63,334         2.2              1.16          13,334          1.16
  $1.88              1,136         0.3              1.88           1,136          1.88
  $5.00            574,578         3.1              5.00         169,564          5.00
$7.22 - $10.53      70,334         3.2              7.71          22,667          8.34
  $42.75            77,150         4.1             42.75              --            --
                   -------                                       -------
                   816,658         3.1            $ 8.35         230,693         $4.67
                   =======                                       =======

  AdKnowledge 1996 and 1998 Stock Option Plans

     As part of the acquisition of AdKnowledge, we assumed the 1996 and 1998 Stock Option Plans ("1996 and 1998 Plans") of AdKnowledge. As a result, each option to purchase AdKnowledge stock issued by AdKnowledge, not exercised prior to the merger, was converted into an option to acquire our common stock based on the exchange ratio defined in the AdKnowledge Merger Agreement.

                                  ENGAGE, INC.

     Under the 1996 and 1998 Plans, non-qualified stock options or incentive stock options were granted to certain employees, non-employee directors and consultants. Options are exercisable immediately, subject to our right of repurchase of unvested shares. Options under the plan were granted for periods up to ten years at prices no less than 85% of the estimated fair value of the shares on the date of grant and generally vest over four years. The following table reflects, on a converted basis, the activity and historical prices of stock options granted to employees under AdKnowledge's 1996 and 1998 Plans for the year ended July 31, 2000:

                                                               YEAR ENDED
                                                             JULY 31, 2000
                                                          --------------------
                                                                      WEIGHTED
                                                           NUMBER     AVERAGE
                                                             OF       EXERCISE
                                                           SHARES      PRICE
                                                          --------    --------
Options outstanding, date of acquisition................   832,572     $4.01
Granted.................................................        --        --
Exercised...............................................   (24,461)     1.08
Cancelled...............................................  (240,866)     0.65
Options outstanding, end of period......................   567,245     $5.56
                                                          ========     =====
Options exercisable, end of period......................   567,245     $5.56
                                                          ========     =====

     The following table summarizes information about stock options under the AdKnowledge 1996 and 1998 plans outstanding at July 31, 2000:

                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                 -------------------------------------------   ----------------------------
                                 WEIGHTED
                                 AVERAGE
                                REMAINING        WEIGHTED                       WEIGHTED
   RANGE OF        NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
---------------  -----------   ------------   --------------   -----------   --------------
  $0.06            125,266         8.08           $ 0.29         125,266         $ 0.29
  $0.25             32,568         8.77             1.23          32,568           1.22
  $0.30            150,391         8.89             1.47         150,391           1.47
  $0.50             10,381         8.99             2.46          10,381           2.46
  $1.00             43,459         9.05             4.91          43,459           4.91
  $1.50             60,557         9.13             7.37          60,557           7.37
  $2.80             40,100         9.22            13.76          40,100          13.76
  $3.15            104,523         9.31            15.48         104,523          15.48
                   -------                                       -------
                   567,245         8.85           $ 5.55         567,245         $ 5.55
                   =======                                       =======

     The fair value of each stock option grant under the Engage 1995 Plan and the Engage 1999 Directors' Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998, 1999 and 2000, respectively: volatility of 90.07%, 98.49% and 130.18%; risk-free interest rate of 5.48%, 5.42% and 6.11%; expected life of options of 3.4, 2.4 and 2.3 years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 1998, 1999 and 2000 was $0.43, $2.69 and $21.85, respectively.

     The fair value of each stock option granted under the CMGI 1986 Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998, 1999 and 2000, respectively: volatility of 90.07%, 100.00% and 103.36%; risk-free interest rate of 5.50%, 5.16% and 6.28%; expected life of options of 4.2, 2.5 and 3.0 years; and 0% dividend yield for all years. The

                                  ENGAGE, INC.

weighted average fair value per share of options granted during fiscal 1998, 1999 and 2000 was $0.79, $3.41 and $28.47, respectively.

     The fair value of each option granted under the AdKnowledge 1996 and 1998 plans has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000: volatility of 130.18%, risk-free interest rate of 6.11%; expected life of 2.3 years; and 0% dividend yield. The weighted average fair value per share of options granted during fiscal 2000 was $28.47.

     SFAS No. 123, sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS 123, we have elected to continue to apply APB No. 25 to account for our stock-based compensation plans. Had compensation cost for awards in fiscal 1998, 1999 and 2000 under our stock-based compensation plans been determined based on the fair value method set forth under SFAS 123, the pro forma effect on our net loss would have been as follows:

                              YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                            JULY 31, 1998               JULY 31, 1999               JULY 31, 2000
                       ------------------------    ------------------------    ------------------------
                       AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                       -----------    ---------    -----------    ---------    -----------    ---------
Net loss.............   $(20,524)     $(20,899)     $(46,627)     $(50,945)     $(377,870)    $(410,553)
Pro forma basic and
  diluted net loss
  per share..........   $  (0.60)     $  (0.61)     $  (0.61)     $  (0.67)     $   (2.61)    $   (2.83)

  1999 Employee Stock Purchase Plan

     The 1999 Employee Stock Purchase Plan ("1999 ESPP") was adopted by the Board of Directors in June 1999. The 1999 ESPP provides for the issuance of a maximum of 1,500,000 shares of common stock and is administered by the Compensation Committee. All of our employees whose customary employment is for more than 20 hours per week and for more than 6 months in any calendar year are eligible to participate in the 1999 ESPP. As of July 31, 2000, 73,596 shares have been issued under the 1999 ESPP.

(13) COMPREHENSIVE INCOME

     The components of comprehensive loss for us include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                           YEAR ENDED JULY 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
                                                             (IN THOUSANDS)
Net loss..........................................  $(20,524)   $(46,627)   $(377,870)
Foreign currency adjustments......................        --         340         (565)
Net unrealized holding gain (loss) arising during
  the period......................................    (1,193)        500          658
                                                    --------    --------    ---------
Comprehensive loss................................  $(21,717)   $(45,787)   $(377,777)
                                                    ========    ========    =========

                                  ENGAGE, INC.

     The components of accumulated comprehensive income (loss) are as follows:

                                                                UNREALIZED       ACCUMULATED
                                                  FOREIGN          GAINS            OTHER
                                                 CURRENCY        (LOSSES)       COMPREHENSIVE
                                                ADJUSTMENTS    ON SECURITIES    INCOME (LOSS)
                                                -----------    -------------    -------------
                                                               (IN THOUSANDS)
Balance, July 31, 1998........................     $  --          $(1,193)         $(1,193)
Activity, fiscal 1999.........................       340              500              840
                                                   -----          -------          -------
Balance, July 31, 1999........................       340             (693)            (353)
Activity, fiscal 2000.........................      (565)             658               93
                                                   -----          -------          -------
Balance, July 31, 2000........................     $(225)         $   (35)         $  (260)
                                                   =====          =======          =======

(14) RELATED PARTY TRANSACTIONS

     CMGI provides us with systems and related services ("enterprise services") at amounts that approximate the fair value of services received in each of the periods presented in these financial statements. We also occupy facilities that are leased by CMGI, whereby CMGI charges us for our share of rent and related facility costs through an allocation based upon our headcount in relation to total headcount for all CMGI companies located in the premises. We also purchase certain employee benefits (including 401(k) plan participation by our employees) and insurance (including property and casualty insurance) through CMGI.

     On our behalf during fiscal 2000, CMGI paid approximately $21,706,000 of investment banking fees that were payable by Flycast in connection with CMGI's acquisition of Flycast. We are obligated to repay CMGI for the investment banking fees paid on our behalf.

     The following summarizes the expenses allocated to us by CMGI for enterprise services, rent and facilities, and human resources:

                                                               YEAR ENDED JULY 31,
                                                              ----------------------
                                                              1998    1999     2000
                                                              ----    ----    ------
                                                                  (IN THOUSANDS)
Enterprise services.........................................  $217    $272    $  826
Rent and facilities.........................................  $490    $529    $1,081
Human resources.............................................  $ 50    $213    $  253

     In addition, we outsource data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for the year ended July 31, 1998, 1999 and 2000 were $1,437,000, $3,812,000, and $15,744,000, respectively.

     We lease certain property and equipment from CMGI and from a subsidiary of CMGI. Under the arrangements, the related parties negotiate the terms and conditions of the leases and obtain the assets to be leased. The related parties bear all liability for payment, and we are not financially obligated under the leases. We are charged the actual lease fees paid by the related parties, plus an additional administrative charge that approximates the fair value of the services received (see note 9).

     Included in trade accounts receivable at July 31, 2000 is approximately $16,067,000 due from a customer which holds an ownership interest in both us and our majority shareholder. This account receivable was collected subsequent to July 31, 2000.

     CMGI has committed to make available to us up to $50 million in the form of debt, equity or a combination thereof to fund our working capital requirements, subject to negotiation of mutually acceptable terms and conditions and approval of both companies' respective Boards of Directors.

                                  ENGAGE, INC.

(15) SEGMENT REPORTING

     Effective December 31, 1998, we adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During April 2000, as a result of closing the Flycast and Adsmart acquisitions, our operations and corresponding organizational structures were realigned into three segments: Media, Media Management and Software and Consulting based on the type of products and services offered. As a result of the realignment, the prior period segment information has been restated. Media provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies. Media Management delivers solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns. Software and Consulting is primarily engaged in the development and sale of software that enables Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences. In addition, consulting services includes traditional consulting as well as installation, training, and software support.

     Revenue and gross profit (loss) by segment are as follows:

                                                                   YEAR ENDED JULY 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
MEDIA
  Revenue...................................................  $   354    $10,810    $105,720
  Gross profit (loss).......................................   (2,183)    (3,762)      8,564
MEDIA MANAGEMENT
  Revenue...................................................       --      2,627      24,257
  Gross profit..............................................       --        868      10,311
SOFTWARE AND CONSULTING
  Revenue...................................................    2,217     13,396      46,808
  Gross profit..............................................       86      6,224      36,445
CONSOLIDATED SEGMENT TOTALS
  Revenue...................................................    2,571     26,833     176,785
  Gross profit (loss).......................................   (2,097)     3,330      55,320

     Asset information by operating segment is not reported since we do not identify assets by segment.

     We market our products worldwide. Revenue is grouped into three main geographic areas; United States, Europe and Rest of world. Revenue was distributed by geography as follows:

                                                                   YEAR ENDED JULY 31,
                                                              -----------------------------
                                                               1998      1999        2000
                                                              ------    -------    --------
                                                                     (IN THOUSANDS)
United States...............................................  $1,938    $24,051    $159,124
Europe......................................................      71      1,199      12,141
Rest of world...............................................     562      1,583       5,520
                                                              ------    -------    --------
                                                              $2,571    $26,833    $176,785
                                                              ======    =======    ========

     Our assets located outside of the United States are immaterial to our financial statements.

                                  ENGAGE, INC.

(16) SUBSEQUENT EVENTS

     On August 31, 2000, we acquired Space Media Holdings Limited ("Space Media"), a leading independent Internet marketing network in Asia, in an all-stock transaction for approximately $64.5 million including acquisition costs of $400,000 and net of cash acquired of $71,000. We expect to record goodwill for substantially the entire purchase price for Space Media. Under the terms of a stock purchase agreement, we issued approximately 6,103,300 shares of our common stock. Approximately 915,490 shares are being held in escrow for a period of at least one year. These shares held in escrow are intended to secure the obligations of the former Space Media stockholders to indemnify us under the acquisition agreement. In addition, 1,403,750 shares are being held in escrow to ensure the satisfaction of certain performance objectives by Space Media.

     On September 12, 2000 we completed our acquisition of MediaBridge Technologies, Inc., ("MediaBridge") a leading provider of cross-media closed loop targeted marketing systems for approximately $225.8 million including acquisition costs of approximately $482,000 and net of cash acquired of $2.7 million. Under the terms of the merger agreement, we issued approximately 11,741,000 common shares and approximately 2,504,000 engage stock options to the former MediaBridge employees. Ten percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the MediaBridge shareholders. This acquisition will be accounted for using the purchase method, and we expect the majority of the purchase price to be allocated to goodwill and other intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Engage, Inc. appearing elsewhere herein:

        Report of Independent Accountants

        Consolidated Balance Sheets as of July 31, 1999 and 2000

        Consolidated Statements of Operations for the three years ended July 31, 2000

        Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the three years ended July 31, 2000

        Consolidated Statements of Cash Flows for the three years ended July 31, 2000

(a)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement is filed as part of this report:

        II Valuation and Qualifying Accounts

(a)(3) EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) REPORTS ON FORM 8-K.

     We filed the following Current Reports on Form 8-K during the quarter ended July 31, 2000:

          On May 11, 2000 we filed a current report on Form 8-K to announce that we had completed our acquisition of Adsmart Corporation and Flycast Communications Corporation on April 28, 2000.

          On June 22, 2000, we filed a current report on Form 8-K to announce that we had entered into a definitive agreement to sell shares of our common stock to CMGI, Inc. and CPQ Holdings, Inc. in a private placement.

          On June 30, 2000, we filed a current report on Form 8-K to announce that we had entered into a definitive agreement to acquire MediaBridge Technologies, Inc.

          On July 22, 2000, we filed an amendment to our current report on Form 8-K in connection with our acquisition of Adsmart Corporation and Flycast Communications Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on October 30, 2000.

                                          By: /s/ROBERT W. BARTLETT, JR.
                                            ------------------------------------
                                                  Robert W. Bartlett, Jr.
                                             Chief Financial Officer, Executive
                                                 Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and capacities indicated on October 30, 2000.

                     SIGNATURE                                           TITLE(S)
                     ---------                                           --------

                /s/ PAUL L. SCHAUT                   Chief Executive Officer, President and Director
---------------------------------------------------    (Principal Executive Officer)
                  Paul L. Schaut

            /s/ ROBERT W. BARLTETT, JR.              Chief Financial Officer, Executive Vice President
---------------------------------------------------    and Treasurer (Principal Financial and
              Robert W. Bartlett, Jr.                  Accounting Officer)

              /s/ DAVID S. WETHERELL                 Chairman of the Board of Directors
---------------------------------------------------
                David S. Wetherell

               /s/ EDWARD A. BENNETT                 Director
---------------------------------------------------
                 Edward A. Bennett

             /s/ CHRISTOPHER A. EVANS                Director
---------------------------------------------------
               Christopher A. Evans

            /s/ ANDREW J. HAJDUCKY, III              Director
---------------------------------------------------
              Andrew J. Hajducky, III

               /s/ CRAIG D. GOLDMAN                  Director
---------------------------------------------------
                 Craig D. Goldman

               /s/ FREDRIC D. ROSEN                  Director
---------------------------------------------------
                 Fredric D. Rosen

                                                                     SCHEDULE II

                                  ENGAGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                     BALANCE AT    ADDITIONS     ACQUISITIONS,    DEDUCTIONS    BALANCE
                                     BEGINNING     CHARGED TO    DISPOSALS AND       FROM       AT END
DESCRIPTION                           OF YEAR        INCOME          OTHER         RESERVES     OF YEAR
-----------                          ----------    ----------    -------------    ----------    -------
Year ended July 31, 1998(1):
  Allowance for doubtful
     accounts......................    $   --        $  283         $  120          $  --       $   403
Year ended July 31, 1999(1):
  Allowance for doubtful
     accounts......................    $  403        $  635         $  954          $(202)      $ 1,790
Year ended July 31, 2000(1):
  Allowance for doubtful
     accounts......................    $1,790        $8,998         $1,753          $(838)      $11,703

---------------
(1) Adjusted for the acquisition of Adsmart which has been accounted for as an "as-if pooling".

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                EXHIBIT
 -------                              -------
 3.1(2)     Second Amended and Restated Certificate of Incorporation.
 3.2(3)     Amendment to the Second Amended and Restated Certificate of
            Incorporation.
 3.3(1)     Amended and Restated By-laws.
 4.1        Specimen Certificate for shares of Common Stock.
10.1(4)     Amended and Restated 1995 Equity Incentive Plan.
10.2(1)     1999 Employee Stock Purchase Plan.
10.3(1)     1999 Stock Option Plan for Non-Employee Directors.
10.4(5)     1996 Stock Option Plan of AdKnowledge Inc.
10.5(5)     AdKnowledge Inc. 1998 Stock Option/Stock Issuance Plan.
10.6(1)+    Letter Agreement by and among the Company, CMGI and Red
            Brick Systems, Inc., dated October 6, 1998.
10.7(1)+    Letter Agreement by and among the Company, NaviSite Internet
            Services Corporation and ServerCast Communications, L.L.C.,
            dated September 16, 1998.
10.8(1)+    License Agreement between the Company and Engage
            Technologies Japan, Inc., dated July 31, 1998.
10.9(1)+    International Reseller Agreement between the Company and
            Engage Technologies Japan, Inc., dated July 31, 1998.
10.10(1)+   Amended and Restated Software License Agreement by and
            between Red Brick Systems, Inc. and the Company, dated July
            31, 1998.
10.11(1)+   DSS Server Software License Agreement by and between the
            Company, including its parent company CMGI and CMGI's
            majority-owned subsidiaries, dated July 31, 1998.
10.12(1)+   Exclusive Strategic Alliance Agreement between the Company and AdSmart Corporation and Cross Beam Networks Corporation,
            dated January 7, 1998.
10.13(1)+   Services and License Agreement between Lycos, Inc. and the
            Company, dated October 29, 1997.
10.14(1)+   Sales and Marketing Agreement by and between Internet
            Profiles Corporation and the Nielsen Media Research division of A. C. Nielsen Company, dated September 5, 1995.
10.15       Lease Agreement By and Between EOP-Riverview/245First
            Street, L.L.C. as landlord, and the Company as tenant, dated
            June 19, 2000.
10.16(6)    Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Company as tenant, dated December 22, 1999.
10.17(3)    First Amendment to the Lease Agreement by and between TST
            555/575 Market, L.L.C. as landlord and the Company as
            tenant, dated March 20, 2000.
10.18(7)    Lease Agreement By and Between Carolina Blackhawk, LLC, as
            Landlord and the Company, as Tenant, dated October 1999.
10.19(1)    Capital & Counties plc and Engage Technologies Limited
            underlease, dated April 27, 1999.
10.20(1)    Anthony & Co. Office Lease between Milkson Associates, LLC and Accipiter, Inc., dated April 9, 1997.
10.21(1)    Amendment to Lease Agreement between Milkson Associates, LLC and Accipiter, Inc., dated November 5, 1997.
10.22(2)    Investor Rights Agreement by and between the Company and
            CMGI, dated July 23, 1999.
10.23       Amendment No. 1 to Investor Rights Agreement by and between the Company and CMGI, dated June 19, 2000.
10.24       Amended and Restated Investor Rights Agreement by and
            between CPQ Holdings, Inc. and the Company, dated June 19,
            2000.
10.25(2)    Facilities and Administrative Support Agreement between the
            Company and CMGI, dated July 23, 1999.
10.26(1)    Separation Agreement by and between CMGI and Chris Evans,
            dated May 3, 1999.
10.27(1)    Consulting, Invention and Non-Disclosure Agreement between the Company and Chris Evans, dated May 3, 1999 (filed as
            Exhibit A to Exhibit 10.26).

 EXHIBIT
   NO.                                EXHIBIT
 -------                              -------
10.28(1)    Inter-Company Agreement between CMGI and the Company, dated
            April 7, 1999.
10.29(1)    Secured Convertible Demand Note issued by the Company to
            CMGI, dated of February 1, 1999.
10.30(1)    Security Agreement by and between the Company and CMGI,
            dated as of May 3, 1999.
10.31(1)    Intellectual Property Security Agreement by and between the
            Company and CMGI, dated as of May 3, 1999.
10.32(1)    Stock Purchase Agreement among, the Company, CMGI, Internet
            Profiles Corporation and the stockholders of Internet
            Profiles Corporation listed on Schedule 1 attached thereto, dated April 7, 1999.
10.33(2)    Tax Allocation Agreement by and between CMGI and the
            Company, dated July 23, 1999.
10.34(2)+   Strategic Development and License Agreement by and Between
            the Company and Microsoft Corporation, dated July 28, 1999.
10.35(7)    Inter-Company Agreement, dated September 23, 1999, by and
            between the Company and CMGI, Inc.
10.36(7)    Agreement and Plan of Merger and Contribution, dated
            September 23, 1999, by and among the Company, CMGI, Inc., AK
            Acquisition Corp., and AdKnowledge Inc. and certain
            individuals as the Shareholder Representatives.
10.37(6)    Agreement and Plan of Merger and Contribution, dated January
            19, 2000, by and among the Company, CMGI, Inc., Adsmart
            Corporation, Flycast Communications Corporation and FCET
            Corp.
10.38(8)    Agreement and Plan of Merger, dated June 12, 2000, by and
            among the Company, Engage Subsidiary, Inc. and MediaBridge
            Technologies, Inc.
10.39       Stock Purchase Agreement, dated June 19, 2000, by and among the Company, CMGI and CPQ Holdings, Inc.
10.40       Third Party Software Distribution Agreement, dated July 26,
            2000, by and between the Company and Compaq Computer
            Corporation.
10.41       First Amendment to Third Party Software Distribution
            Agreement, dated July 31, 2000, by and between the Company and Compaq Computer Corporation.
21.1        Subsidiaries
23.1        Consent of KPMG LLP
23.2        Independent Auditors' Report on Financial Statement Schedule
27.1        Financial Data Schedule

---------------
(1) Incorporated by reference from the exhibits filed with the Company's registration statement (File No. 333-78015) on Form S-1 filed under the Securities Act of 1933, as amended.

(2) Incorporated by reference from the exhibits filed with the Company's Form 10-K (File No. 000-26671) filed with the Securities and Exchange Commission on October 29, 1999.

(3) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No.000-26671) filed with the Securities and Exchange Commission on June 14, 2000.

(4) Incorporated by reference from the exhibits filed with the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2000.

(5) Incorporated by reference from the exhibits filed with the Company's registration statement (File No. 333-32202) on Form S-8 on March 10, 2000.

(6) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on March 16, 2000.

(7) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on December 15, 1999.

(8) Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on September 26, 2000.

 + Confidential materials omitted and filed separately with the Securities and Exchange Commission.