Form 10-Q
period 2000-10-31
ENGAGE INC
filed 2000-12-15
CIK 1084573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

              ----------------------------------------------------

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock as of December 1, 2000 was 196,516,656.

================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2000

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

  a)     Consolidated Balance Sheets as of July 31, 2000 and October 31,
          2000 (unaudited) ...................................................3

  b)     Consolidated Statements of Operations (unaudited) for the three months ended October 31, 1999 and 2000 .............................4

  c)     Consolidated Statements of Cash Flows (unaudited) for the three months ended October 31, 1999 and 2000 .............................5

  d)     Notes to Interim Consolidated Financial Statements ..................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........17

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ..........................18

Item 6.  Exhibits and Reports on Form 8-K ...................................18

SIGNATURES

EXHIBIT INDEX

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                    JULY 31,          OCTOBER 31,
                                                                      2000               2000
                                                                   -----------        -----------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................   $   119,809        $   107,275
  Available-for-sale securities.................................        16,147                669
  Accounts receivable, less allowance for
     doubtful accounts of $11,703 and $19,254 at
     July 31, 2000 and October 31, 2000 respectively............        79,799             58,519
  Prepaid expenses..............................................         2,570              4,325
                                                                   -----------        -----------
        Total current assets....................................       218,325            170,788
                                                                   -----------        -----------

Property and equipment, net.....................................        31,334             36,200
Intangible assets, net of accumulated amortization
     of $217,454 and $334,118 at July 31, 2000 and
     October 31, 2000, respectively.............................       873,323          1,016,921
Other assets....................................................         9,915             11,053
                                                                   -----------        -----------
        Total assets............................................   $ 1,132,897        $ 1,234,962
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligation under capital lease.............   $     4,650        $     5,157
  Current portion of long-term debt.............................         2,010              1,930
  Accounts payable..............................................        33,365             25,625
  Due to CMGI...................................................        27,287             29,533
  Accrued expenses..............................................        24,599             37,136
  Deferred revenue..............................................         7,604             12,838
                                                                   -----------        -----------
        Total current liabilities...............................        99,515            112,219
                                                                   -----------        -----------

Deferred revenue................................................           651                180
Obligation under capital lease, net of current portion..........         2,905              2,541
Long-term debt, net of current portion..........................         1,843              1,395
Other long-term liabilities.....................................           843                922
                                                                   -----------        -----------
        Total liabilities.......................................       105,757            117,257
                                                                   -----------        -----------

Minority interest...............................................         8,812              8,356

Commitments and contingencies

Stockholders' equity:
  Series A Preferred Stock - Engage, $.01 par value,
     1,500 shares authorized, 0 shares issued and
     outstanding at July 31, 2000 and October 31, 2000..........            --                 --
  Series B Preferred Stock, $.01 par value, 239 shares
     authorized, 0 shares issued and outstanding
     at July 31, 2000 and October 31, 2000......................            --                 --
  Series C Preferred Stock, $.01 par value, 2,000 shares
     authorized, 0 shares issued and outstanding at July 31,
     2000 and October 31, 2000..................................            --                 --
  Common Stock, $.01 par value, 350,000 shares authorized,
     178,860 and 195,917 shares issued and outstanding at
     July 31, 2000 and October 31, 2000, respectively...........         1,789              1,959
  Additional paid-in capital....................................     3,650,059          3,878,237
  Deferred compensation.........................................        (1,234)           (23,236)
  Accumulated other comprehensive loss..........................          (260)              (101)
  Accumulated deficit...........................................    (2,632,026)        (2,747,510)
                                                                   -----------        -----------
        Total stockholders' equity..............................     1,018,328          1,109,349
                                                                   -----------        -----------

        Total liabilities and stockholders' equity..............   $ 1,132,897        $ 1,234,962
                                                                   ===========        ===========

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        1999              2000
                                                                      ---------        ---------
Revenue:
     Revenue.......................................................   $  18,163        $  39,662
     Revenue, related party........................................       1,854            1,360
                                                                      ---------        ---------

         Total revenue.............................................      20,017           41,022
                                                                      ---------        ---------

Cost of revenue:
     Cost of revenue...............................................      16,223           29,758
     Amortization of developed technology..........................          --              784
                                                                      ---------        ---------

         Total cost of revenue.....................................      16,223           30,542
                                                                      ---------        ---------

         Gross profit..............................................       3,794           10,480
                                                                      ---------        ---------

Operating expenses:
     In-process research and development...........................          --              700
     Research and development......................................       3,293           11,481
     Selling and marketing.........................................      11,947           32,364
     General and administrative....................................       2,773           17,739
     Amortization of goodwill and other intangibles................       4,239          115,902
     Restructuring costs...........................................          --            4,130
     Stock compensation............................................         102            3,576
                                                                      ---------        ---------

         Total operating expenses..................................      22,354          185,892
                                                                      ---------        ---------

Loss from operations...............................................     (18,560)        (175,412)

Other income (expense):
     Interest income...............................................       1,356            2,021
     Interest expense..............................................        (360)            (349)
     Equity in loss of joint venture...............................        (326)              --
     Minority interest.............................................          --              343
     Other income (expense), net...................................           8             (420)
                                                                      ---------        ---------

Net loss...........................................................   $ (17,882)       $(173,817)
                                                                      =========        =========

Basic and diluted net loss per share...............................                    $   (0.92)
                                                                                       =========

Weighted average number of basic and diluted shares outstanding....                      188,739
                                                                                       =========

Pro forma basic and diluted net loss per share.....................   $   (0.17)
                                                                      =========

Pro forma weighted average number of basic and diluted shares
   outstanding.....................................................     106,961
                                                                      =========

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 2000
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                1999              2000
                                                                              ---------        ---------
Cash flows from operating activities:
     Net loss..............................................................   $ (17,882)       $(173,817)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization.....................................       4,600          118,939
         Equity in loss of joint venture...................................         326               --
         Provision for bad debts...........................................         204           10,639
         Stock compensation................................................         102            3,576
         Amortization of discount on available-for-sale securities.........         (94)              (6)
         Gain on disposal of property and equipment........................          (8)              --
         Minority interest.................................................          --             (456)
         In-process research and development...............................          --              700
         Changes in operating assets and liabilities, net of impact of acquisitions:
              Accounts receivable..........................................      (8,110)          17,287
              Prepaid expenses and other assets............................        (405)          (1,445)
              Due to CMGI and affiliates...................................       1,183            2,246
              Accounts payable.............................................       2,532          (11,492)
              Accrued expenses.............................................         818            3,619
              Deferred revenue.............................................        (714)             628
                                                                              ---------        ---------
                  Net cash used for operating activities...................     (17,448)         (29,582)
                                                                              ---------        ---------

Cash flows from investing activities:
     Purchase of available-for-sale securities.............................     (54,016)              --
     Proceeds from redemption of available-for-sale securities.............          --           15,732
     Net cash acquired on acquisition of subsidiaries......................          --            2,706
     Purchases of property and equipment...................................        (698)          (4,651)
     Other.................................................................      (1,992)              --
                                                                              ---------        ---------
                  Net cash (used for) provided by investing activities.....     (56,706)          13,787
                                                                              ---------        ---------

Cash flows from financing activities:
     Net change in debt to CMGI and affiliates.............................       8,328               --
     Proceeds from issuance of common stock, net of issuance costs and
       repurchases.........................................................          21            4,430
     Repayment of capital lease obligations................................        (116)            (889)
     Repayment of long-term debt...........................................          --             (528)
                                                                              ---------        ---------
                  Net cash provided by financing activities................       8,233            3,013
                                                                              ---------        ---------

Effect of exchange rate changes on cash and cash equivalents...............          21              248
                                                                              ---------        ---------

Net decrease in cash and cash equivalents..................................     (65,900)         (12,534)

Cash and cash equivalents, beginning of period.............................     112,034          119,809
                                                                              ---------        ---------

Cash and cash equivalents, end of period...................................   $  46,134        $ 107,275
                                                                              =========        =========

Supplemental disclosures of cash flow information:
        Cash paid for interest.............................................   $     360        $     349

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2000 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 30, 2000. The results for the three-month period ended October 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue Recognition

     Effective August 1, 1998, we adopted the provisions of SOP 97-2, Software Revenue Recognition. For transactions after August 1, 1998, revenue from software product licenses, Engage Knowledge database services and web-site traffic audit reports are generally recognized when (i) a signed noncancelable software license exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. Revenue from license agreements that have significant customizations and modifications of the software product is deferred and recognized using the percentage of completion method. There was no material change to our accounting for revenue as a result of the adoption of SOP 97-2.

     For multiple element arrangements involving products, services and support elements from MediaBridge Technologies, Inc. ("MediaBridge"), a recent acquisition, we recognize revenue in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, when vendor-specific objective evidence of fair value does not exist for the delivered element. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence of fair value for MediaBridge's services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for products developed by MediaBridge is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements.

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

     Substantially all of the revenue from our Media and Media Management segments is recognized on a gross basis and amounts paid to web sites are recorded as cost of revenue. Revenue is generally recorded on a gross basis in arrangements in which we act as principal in the transaction. Revenue is recognized on a net basis of the related web site expense in arrangements in which we act primarily as a sales agent.

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

The dilutive effect of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

     Pro forma basic and diluted loss per share reflects the impact of the conversion of debt to CMGI and preferred stock for Adsmart Corporation ("Adsmart"), after adjustment for the Engage exchange ratio, as of the date of the beginning of each period, or date of issuance, if later, using the "if-converted method".

     Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted at the option of CMGI into shares of convertible preferred stock. CMGI elected to convert all advances and accrued interest outstanding on April 28, 2000 into shares of Adsmart convertible preferred stock. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into our common stock occurred upon the completion of our acquisition of Adsmart (see Notes C and D). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three months ended October 31, 1999 reflects the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of the period or date of issuance, if later, using the if-converted method. Historical basic and diluted net loss per share has not been presented on the face of the consolidated statements of operations for the three month period ended October 31, 1999 because it is irrelevant due to the change in our capital structure and resultant basic and diluted loss per share that resulted upon conversions of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the basic and diluted loss per share computation for our reported net loss is as follows:

                      BASIC AND DILUTED NET LOSS PER SHARE

                                                                    THREE MONTHS ENDED
                                                                     OCTOBER 31, 2000
                                                                    ------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss ......................................................          $(173,817)
                                                                         ---------

DENOMINATOR:
Weighted average shares outstanding ...........................            188,739
                                                                         ---------

Basic and diluted net loss per share ..........................          $   (0.92)
                                                                         =========

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for our reported net loss is as follows:

                 PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

                                                                    THREE MONTHS ENDED
                                                                     OCTOBER 31, 1999
                                                                    ------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss ......................................................          $ (17,882)
                                                                         ---------

DENOMINATOR:
Weighted average shares outstanding ...........................             97,446
Assumed conversion of preferred stock .........................                694
Assumed conversion of debt to CMGI ............................              8,821
                                                                         ---------

Weighted average number of diluted shares outstanding .........            106,961
                                                                         ---------

Pro forma basic and diluted net loss per share ................          $   (0.17)
                                                                         =========

     Had we presented the historical basic and diluted net loss per share, the reconciliation of the numerators and denominators of the historical basic and diluted net loss per share would have been as follows:

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                 HISTORICAL BASIC AND DILUTED NET LOSS PER SHARE

                                                                   THREE MONTHS ENDED
                                                                    OCTOBER 31, 1999
                                                                   ------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss ......................................................          $(17,882)
                                                                         --------

DENOMINATOR:
Weighted average shares outstanding ...........................            97,446
                                                                         --------

Basic and diluted net loss per share ..........................          $  (0.18)
                                                                         ========

     At October 31, 2000, we had outstanding stock options to purchase 26,562,220 shares of common stock at a weighted average exercise price of $12.59 that could potentially dilute earnings per share. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

C.   ACQUISITIONS

     During the quarter ended October 31, 2000, management conducted its ongoing business review and impairment analysis under its existing policy. As part of this review, management concluded that certain previously recorded intangible assets were impaired as of October 31, 2000 and the related intangible assets were written off or adjusted to their estimated fair value. The impairment charge was recorded as additional amortization of goodwill and other intangibles. The components of the impairment charge included $15.2 million related to writing off the Flycast Communications Corporation ("Flycast") tradename that is no longer being used in our business and $1.6 million related to writing down Flycast and AdKnowledge Inc. ("AdKnowledge") workforce intangible assets as a result of higher employee turnover than originally anticipated.

     On August 31, 2000, we completed our acquisition of Space Media Holdings Limited ("Space"), a leading independent Internet marketing network in Asia, in an all-stock transaction for approximately $35.8 million including acquisition costs of $425,000 and net of cash acquired of $70,000. The purchase price consisted of approximately 3,174,000 common shares at a per share value of $11.17. We also recorded approximately $18.9 million in deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. Contingent consideration, consisting of approximately 1,404,000 common shares, has been placed in escrow to secure certain performance obligations by Space. The value of the escrow shares will be recorded as additional purchase price at the then-fair value upon the attainment of the performance goals measured through December 31, 2000. At October 31, 2000, the probability that the performance goals will be attained is remote, and therefore it is unlikely that additional purchase price will be recorded. The value of our shares included in the purchase price was recorded net of a weighted average 10% market discount to reflect restrictions on transferability on certain of these shares.

     On September 11, 2000, we completed our acquisition of MediaBridge, a leading provider of cross-media, closed loop targeted marketing systems for approximately $219.1 million including acquisition costs of approximately $482,000 and net of cash acquired of $2.6 million. The purchase price consisted of approximately 11,741,000 common shares at a weighted average per share value of $16.20 and stock options to acquire our common stock valued at approximately $31.1 million. We also recorded approximately $7.0 million in deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge. The value of our shares included in the purchase price was recorded net of a weighted average 6.25% market discount to reflect restrictions on transferability on certain of these shares.

     The Space and MediaBridge acquisitions have been accounted for using the purchase method, and, accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amounts of the purchase prices allocated to goodwill and other identifiable intangible assets are being amortized on a straight-line basis over three years. Amortization of goodwill and other identifiable intangible assets, excluding developed technology amortization, is reflected as a separate component within operating expenses. Amortization of developed technology is reflected as a separate component within cost of revenue. The acquired companies are included in our consolidated financial statements from the dates of acquisition.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     The purchase prices for the acquisitions were allocated as follows:

                                                                                                     MEDIABRIDGE         SPACE
                                                                                                     -----------         -----
                                                                                                           (IN THOUSANDS)

Working capital (deficit), net of cash acquired of $2,636 for MediaBridge and $70 for Space ...       $  (7,257)       $  (1,042)
Property and equipment, net ...................................................................           2,034              434
Other assets ..................................................................................             286               --
In-process research and development ...........................................................             700               --
Long-term obligations .........................................................................            (690)              --
Goodwill ......................................................................................         199,692           36,416
Other identifiable intangible assets ..........................................................          24,300               --
                                                                                                      ---------        ---------

Purchase price, net of cash acquired ..........................................................       $ 219,065        $  35,808
                                                                                                      =========        =========

     The following table represents our unaudited pro forma results of operations for the three months ended October 31, 1999 and 2000, as if the AdKnowledge, Flycast, Virtual Billboard Network ("VBN"), Interactive Solutions Inc. ("ISI"), MediaBridge and Space acquisitions had all occurred on August 1, 1999 and as if we owned 66.6% of Engage Technologies Japan on August 1, 1999. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation, acquisition related costs expensed by Flycast and MediaBridge prior to the date of acquisition, the elimination of amounts expensed for in-process research and development and for the issuance of shares used in the acquisition, and the elimination of intercompany transactions. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future.

                                                       THREE MONTHS ENDED OCTOBER 31,
                                                     ---------------------------------
                                                            1999             2000
                                                            ----             ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenue ......................................       $  41,447        $  42,319
Net loss .........................................        (147,359)        (194,014)
Pro forma net loss per share .....................           (0.79)           (0.99)

     Under the terms of the Flycast Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unexercised CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the three months ended October 31, 2000 is as follows:

                                                                                 (IN THOUSANDS)

Net dividend to CMGI recorded as of July 31, 2000 .........................       $ 2,169,441
Value of Engage common shares due from CMGI for
     option cancellations for the period August 1,
     2000 through October 31, 2000 ........................................           (57,661)
Cash consideration for exercise price of CMGI stock
     options exercised from August 1, 2000 through
     October 31, 2000 .....................................................              (673)
                                                                                  -----------
          Cumulative net dividend to CMGI as of October 31, 2000 ..........       $ 2,111,107
                                                                                  ===========

D.   COMBINING FINANCIAL INFORMATION

     The Adsmart acquisition has been accounted for as an "as-if pooling" and accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Adsmart back to April 1, 1996, the date CMGI founded Adsmart. The results of operations previously reported by Adsmart and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                               OCTOBER 31, 1999
                                                                                                  (UNAUDITED)
                                                                                              ------------------
Revenue:
     Engage..............................................................................         $     8,302
     Adsmart.............................................................................              11,820
     Eliminations........................................................................                (105)
                                                                                                  -----------
         Total revenue...................................................................         $    20,017
                                                                                                  ===========

Net loss:
     Engage..............................................................................         $   (10,546)
     Adsmart.............................................................................              (7,336)
                                                                                                  -----------
         Total net loss..................................................................         $   (17,882)
                                                                                                  ===========

     All significant transactions between Engage and Adsmart within the periods for which consolidated results of operations have been pooled have been eliminated.

E.   COMPREHENSIVE LOSS

     The components of our comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                        --------------------------
                                                                          1999              2000
                                                                        ---------        ---------
Net loss ........................................................       $ (17,882)       $(173,817)
Foreign currency adjustments ....................................             109              125
Net unrealized holding gain arising during the period ...........               6               34
                                                                        ---------        ---------
     Comprehensive loss .........................................       $ (17,767)       $(173,658)
                                                                        =========        =========

F.   NON-CASH TRANSACTIONS

     During both the three months ended October 31, 1999 and 2000, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $1,673,000 and $320,000 in both deferred compensation and additional paid-in capital in the three months ended October 31, 1999 and 2000, respectively.

     During the three months ended October 31, 2000, we acquired MediaBridge and Space through the issuance of common stock. See Note C.

     During the three months ended October 31, 2000, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of Engage Common Shares previously issued to CMGI as part of the Flycast acquisition (see Note C). As a result, we have recorded a reduction to additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $57.7 million.

G.   STOCK COMPENSATION

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                                                                THREE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                                ------------------
                                                                               1999            2000
                                                                               ----            ----

Cost of revenue......................................................        $    10        $     404
Research and development.............................................             82               86
Selling and marketing................................................             83            1,925
General and Administrative...........................................            (73)           1,161
                                                                             -------        ---------

   Total.............................................................        $   102        $   3,576
                                                                             =======        =========

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

H.   SEGMENT REPORTING

     Our operations and corresponding organizational structures are aligned into three segments: Media, Media Management and Software and Consulting based on the type of products and services offered. Media provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies. Media Management delivers solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns. Software and Consulting is primarily engaged in the development and sale of software that provides a scalable, enterprise-wide set of software applications to facilitate the development of integrated promotional campaigns and enable Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences. In addition, consulting services includes traditional consulting as well as installation, training, and software support.

     Revenue and gross profit (loss) by segment are as follows:

                                                                 THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                                 --------------------
                                                                 1999            2000
                                                                 ----            ----
MEDIA
    Revenue ...........................................       $ 11,761        $ 21,302
    Gross profit (loss) ...............................         (1,790)          1,812

MEDIA MANAGEMENT
    Revenue ...........................................          2,394           6,310
    Gross profit ......................................            925           1,437

SOFTWARE AND CONSULTING
    Revenue ...........................................          5,862          13,410
    Gross profit ......................................          4,659           7,231

CONSOLIDATED SEGMENT TOTALS
    Revenue ...........................................         20,017          41,022
    Gross profit ......................................          3,794          10,480

     Assets information by operating segment is not reported since we do not identify assets by segment.

I.   RELATED PARTY TRANSACTIONS

     We outsource data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for the three months ended October 31, 1999 and 2000 was approximately $2.4 million and $3.2 million, respectively.

J.   RESTRUCTURING

     In the first fiscal quarter of fiscal 2001, we implemented a restructuring plan designed to bring costs more in line with revenue and strengthen our financial performance. The restructuring plan included a reduction of our workforce by approximately 170 persons or approximately 12% of our worldwide headcount. All of these actions were completed prior to October 31, 2000. As a result of the reduction in headcount, we have undertaken plans to close two office locations and consolidate operations. In connection with this restructuring plan, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements for office locations being closed.

     The following table sets forth a summary of these restructuring costs and related charges (in thousands):

     Severance and applicable payroll taxes.................................    $1,852
     Write-off of leasehold improvements....................................       496
     Accrual for future lease costs.........................................     1,782
                                                                                ------
         Total restructuring expense .......................................    $4,130
                                                                                ======

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     Included in the $4.1 million restructuring charge incurred in the first fiscal quarter of fiscal 2001 are $3.6 million of cash costs and $500,000 in non-cash related costs. As of October 31, 2000, approximately $1.5 million, primarily severance and applicable payroll taxes, of the restructuring costs have been paid and the remaining restructuring costs are expected to be paid through July 2001.

K.   STOCK OPTION PLAN

     In August 2000, our Board of Directors approved the 2000 Equity Incentive Plan (the "2000 Plan"). Under the 2000 Plan up to 10,000,000 non-qualified stock options may be granted to employees or consultants of Engage or any affiliate, except to individuals who are subject to the reporting obligations of Section 16 of the Securities Exchange Act of 1934. The Board of Directors administers this plan, selects the individuals to whom options will be granted, and determines the number of shares, vesting period and exercise price of each option.

L.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act; as amended and Section 21E of the Exchange Act; as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "expect" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in this section, the "Factors That May Affect Future Results and Market Price of Stock" section included in our Annual Report on Form 10-K filed with the SEC on October 30, 2000, and the risk factors discussed in our other filings with the SEC.

OVERVIEW

     We are a leading provider of marketing solutions. At October 31, 2000, we were an approximately 78% owned subsidiary of CMGI, Inc. Our broad offering of products and services enable marketers, Web sites and e-commerce merchants to use the Internet as well as other interactive media to recruit and retain customers. Our products and services allow marketers to get better results from their marketing campaigns and allow Web sites to more effectively monetize their audiences. We have generated most of our revenue to date through sales of advertising management software and outsourced services and sales of media and media management services. As a result of our recent acquisitions, our services and products are grouped into three segments: Media, Media Management and Software and Consulting.

     Our Media segment offers a range of products and services that enable Web marketers to target and deliver marketing campaigns to their desired audience. This segment is primarily made up of the former AudienceNet, Flycast and Adsmart networks, and our recently launched business-to-business network. Our Media Management segment offers products and services that allow Web marketers to execute, analyze, measure and optimize the effectiveness of their online media campaigns as well as to measure web site traffic. This segment of our business is primarily made up of our wholly-owned subsidiaries, AdKnowledge and Internet Profiles Corporation ("I/PRO"). Our Software and Consulting segment offers customers a host of enterprise marketing software and services, including software to automate online advertising management, create and deliver web-site specific local profiles of Web users and create, plan, deliver and refine integrated promotional campaigns.

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

BUSINESS COMBINATIONS

     In April 1998, CMGI acquired Accipiter Inc., which sells Internet advertising management solutions for total purchase consideration of approximately $31.3 million. In August 1998, Accipiter was merged with us in a stock-for-stock merger in which shares of our Series A convertible preferred stock were issued to CMGI. We have reflected the acquisition of Accipiter in our consolidated financial statements as if it occurred in April 1998.

     In March 1999, Adsmart acquired 2Can Media ("2Can"), an online advertising representation firm for total purchase consideration of approximately $33.7 million, inclusive of contingent consideration paid subsequent to the closing date. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 1999, we acquired I/PRO, which provides Web site traffic measurement and audit services for total purchase consideration of approximately $32.7 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In December 1999, we acquired AdKnowledge, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns for total purchase consideration of approximately $161.0 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 2000, we acquired Adsmart, an online advertising network, and Flycast, a leading provider of Internet direct response advertising solutions for total purchase consideration of approximately $3.24 billion. The acquisitions have been accounted for as a combination of entities under common control (i.e., "as if pooling"). Our results of operations reflect the results of operations of Adsmart beginning April 1, 1996, 2Can beginning March 11, 1999 and Flycast beginning January 13, 2000.

     In June 2000, we acquired substantially all of the assets of VBN for total purchase consideration of approximately $4.7 million and ISI for total purchase consideration of approximately $4.8 million. The acquisitions have been accounted for using the purchase method, and accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In June 2000, we acquired a majority ownership position in Engage Technologies Japan, KK ("ETJ"), our joint venture with Sumitomo Corporation. Accordingly, our results of operations reflect the results of operations of ETJ beginning in June 2000.

     In August 2000, we acquired Space, a leading independent Internet marketing network in Asia, in an all-stock transaction for total purchase consideration of approximately $35.8 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In September 2000 we acquired MediaBridge, a leading provider of cross-media closed loop targeted marketing systems for total purchase consideration of approximately $219.1 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 2000

REVENUE, COST OF REVENUE AND GROSS MARGIN

     MEDIA. Media revenue is derived primarily from the delivery of advertisements across a network of over 5,000 Web sites. Pricing of advertising is generally based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. Cost of revenue consists primarily of amounts paid to each Web site in the network based on an agreed upon percentage of the revenue generated by advertisements run on its site as well as both internal and external ad serving costs.

     Revenue for the Media segment increased from $11.8 million for the three months ended October 31, 1999 to $21.3 million for the three months ended October 31, 2000, an 81% increase. Gross margin for the Media segment increased from a deficit of (15%) for the three months ended October 31, 1999 to 9% for the three months ended October 31, 2000. The increase in revenue is primarily due to the Flycast acquisition, and to a lesser extent an increase in both the number of advertisers purchasing advertisements and the number of ad impressions delivered on the network. The increase in the gross margin percentage for the three months ended October 31, 2000 versus the three months ended October 31, 1999 was primarily due to a reduction in the number of low or negative margin guaranteed contracts in the three months ended October 31, 2000.

     We expect that revenue for our Media segment will continue to be weak throughout much of the current fiscal year due to excess media inventory in the market and a continued slow down in spending by "dot com" companies. We believe that traditional marketers will eventually increase their online advertising spending and Media revenue will begin to grow at a modest rate in the fourth quarter of this fiscal year. In an effort to improve our profitability, we are in the process of 1.) renegotiating agreements with certain of the Web sites in our network to increase the percentage of revenue retained by Engage, as well as to require in certain situations that Engage recuperate certain costs associated with its ad technology prior to sharing net revenue with the Web sites and 2.) terminating certain Web site contracts that are no longer economically beneficial to us. While we expect that these efforts may reduce the number of Web sites in our network, we believe that such efforts will improve our results of operations and financial condition.

     MEDIA MANAGEMENT. Revenue from our Media Management segment is derived primarily from services that enable marketers to run and evaluate the effectiveness of marketing programs both within and outside our advertising network. Additionally, this segment also provides Web site traffic measurement and analysis data and verification of site traffic and advertising results.

     Revenue for the Media Management segment increased from $2.4 million for the three months ended October 31, 1999 to $6.3 million for the three months ended October 31, 2000, a 164% increase. Gross margin for the Media Management segment decreased from 39% for the three months ended October 31, 1999 to 23% for the three months ended October 31, 2000. The increase in revenue was primarily due to the AdKnowledge acquisition, and to a lesser extent, an increase in I/PRO's revenue in the three months ended October 31, 2000 as compared to the three months ended October 31, 1999. The decrease in the gross margin for the quarter ended October 31, 2000 versus the quarter ended October 31, 1999 was a result of increased infrastructure costs at I/PRO and the inclusion of AdKnowledge's results in the quarter ended October 31, 2000.

     We expect that revenue from our Media Management segment will remain flat for the next two to three quarters. As advertisers and marketers reduce their spending on media, we anticipate that they will also reduce their spending on related analytical and measurement services that our Media Management segment provides. For the year ended July 31, 2001, as compared to the year ended July 31, 2000, we expect that Media Management revenue from current operations may increase due to the fact that our fiscal 2001 results will include a full twelve months of AdKnowledge revenue as compared to only nine months of AdKnowledge revenue in the year ended July 31, 2000.

     SOFTWARE AND CONSULTING. Software and Consulting revenue is derived primarily through the sale of software licenses, outsourced advertising management solutions utilizing our software and consulting services. Consulting services include fees charged for training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support the AdBureau product as well as payroll, benefits and allocated overhead of our support and consulting groups.

     Revenue from our Software and Consulting segment increased from $5.9 million for the three months ended October 31, 1999 to $13.4 million for the three months ended October 31, 2000, a 129% increase. Gross margin for the Software and Consulting segment decreased from 79% for the three months ended October 31, 1999 to 54% for the three months ended October 31, 2000. Approximately 42% of the increase in revenue for the three months ended October 31, 2000 was due to the MediaBridge acquisition that occurred on September 11, 2000. The decrease in Software and Consulting gross margin was due to the inclusion of MediaBridge's results in the quarter ended October 31, 2000, which includes payroll and related costs for its consulting groups, the inclusion of non-cash amortization of developed technology intangible assets recorded as part of the MediaBridge acquisition, and to a lesser extent an increased number of employees.

     We anticipate that revenue for our Software and Consulting segment may increase over the next two to three quarters due primarily to expected sales increases for products acquired through our MediaBridge acquisition. MediaBridge products are typically sold to large, well-capitalized companies that we believe may seek software solutions to improve their businesses.

OPERATING EXPENSES

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $700,000 for the three months ended October 31, 2000, resulting from the MediaBridge acquisition.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Research and development expenses increased from $3.3 million for the three months ended October 31, 1999 to $11.5 million for the three months ended October 31, 2000, a 249% increase. This increase was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast and MediaBridge for the quarter ended October 31, 2000 and an increase in our research and development staff. Including acquisitions, our research and development staff increased 185% from October 31, 1999 to October 31, 2000. Research and development expenses were 16% of revenue for the three months ended October 31, 1999, compared to 28% of revenue for the three months ended October 31, 2000. This increase is largely due to the growth in the number of research and development employees without the increase in revenue that we expected during the quarter ended October 31, 2000.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows and depreciation expense. Selling and marketing expenses increased from $11.9 million for the three months ended October 31, 1999 to $32.4 million for the three months ended October 31, 2000, a 171% increase. The increase in costs was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast,

VBN, ISI, Space and MediaBridge for the quarter ended October 31, 2000. Additionally, we increased our sales and marketing group in anticipation of revenue growth and we significantly expanded our international sales operations. Finally, approximately 33% of the increase in sales and marketing expense was due to increased advertising spending in an effort to brand the Engage name and build market awareness for our consolidated product offerings resulting from recent acquisitions. Overall, including acquisitions, our sales and marketing staff increased 145% from October 31, 1999 to October 31, 2000. Sales and marketing expenses were 60% of revenue for the three months ended October 31, 1999, compared to 79% for the three months ended October 31, 2000. This increase is largely due to the growth in the number of sales and marketing employees without a related increase in revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facility and related costs, bad debt expense and depreciation expense. General and administrative expenses increased from $2.8 million for the three months ended October 31, 1999 to $17.7 million for the three months ended October 31, 2000, a 540% increase. Approximately 71% of the increase in general and administrative expense was due to additional bad debt expense recorded in the quarter ended October 31, 2000, principally related to uncollectible accounts receivable in the Media segment. The remainder of the increase in general and administrative costs is due primarily to an increase in payroll and related costs associated with developing an administrative infrastructure to support operations and the inclusion of the results of operations of AdKnowledge, Flycast, Space and MediaBridge for the quarter ended October 31, 2000. General and administrative costs were 14% of revenue for the three months ended October 31, 1999, compared to 43% for the three months ended October 31, 2000, primarily due to increased bad debt expense recorded in the three months ended October 31, 2000 and the shortfall in expected revenue we experienced in our most recent quarter, without a corresponding decrease in general and administrative costs.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $4.2 million for the three months ended October 31, 1999 to $115.9 million for the three months ended October 31, 2000. The increase in amortization expense was due to amortization expense resulting from our acquisitions of AdKnowledge in December 1999, Flycast in January 2000, VBN and ISI in June 2000, Space in August 2000 and MediaBridge in September 2000. Intangible assets recorded for all of the aforementioned acquisitions are being amortized over three years under the straight-line method. Additionally, during the three months ended October 31, 2000, we conducted our ongoing business review and impairment analysis under our existing policy. As part of this review, we concluded that certain previously recorded intangible assets were impaired as of October 31, 2000 and the related intangible assets were written off or adjusted to their estimated fair value. The components of the impairment charge included $15.2 million related to writing off the Flycast tradename that is no longer being used in our business and $1.6 million related to writing down Flycast and AdKnowledge workforce intangible assets as a result of higher employee turnover than originally anticipated. Given that we operate in a volatile environment, it is reasonably possible that the impairment factors we evaluated will change in subsequent periods. This could result in material impairment charges in future periods.

     STOCK COMPENSATION. Stock compensation expense increased from $102,000 for the three months ended October 31, 1999 to $3.6 million for the three months ended October 31, 2000. Substantially all of the increase relates to amortization of deferred compensation recorded as part of our acquisitions of Space and MediaBridge. We recorded $18.9 million of deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. The amount recorded as deferred compensation for Space is being amortized to expense over the one-year employment continuation period. We also recorded approximately $7.0 million of deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options. We expect that stock compensation may increase next quarter due to the acceleration of stock options for several executives that terminated their employment in our fiscal second quarter.

     RESTRUCTURING. Restructuring expense of $4.1 million represents costs associated with our plan designed to bring costs more in line with revenue and strengthen our financial performance. Restructuring expense consisted of severance costs for terminated employees, costs associated with the closing of two office locations and the write-off of unamortized leasehold improvements for the office locations being closed. We expect that we may incur additional restructuring expense in the future as we continue to streamline operations, evaluate cost savings and ensure our costs are in line with revenue.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of joint venture for the three months ended October 31, 1999 represented our share of our Japanese joint venture's losses. Equity in loss of joint venture was $326,000 in the three months ended October 31, 1999. In June 2000, we acquired a majority ownership position of Engage Technologies Japan and accordingly, began consolidating the results of operations of Engage Technologies Japan and ceased recognizing equity in loss of joint venture expense.

INTEREST INCOME

     Interest income increased from $1.4 million for the three months ended October 31, 1999 to $2.0 million for the three months ended October 31, 2000, a 49% increase. The increase in interest income was due to an increase in our cash and investment balances in the three months ended October 31, 2000 as compared to the three months ended October 31, 1999 and an increase in the rates of return on those investments during the three months ended October 31, 2000.


INTEREST EXPENSE

     Interest expense decreased slightly from $360,000 for the three months ended October 31, 2000 to $349,000 for the three months ended October 31, 2000, a 3% decrease. During fiscal 1998, Adsmart entered into an arrangement with CMGI which required Adsmart to accrue interest on Adsmart's intercompany debt with CMGI at a rate of 7% per annum. During the three months ended October 31, 1999, interest expense was recorded on this debt, all of which was converted into equity in connection with the closing of our acquisition of Adsmart in April 2000. Interest expense recorded in the three months ended October 31, 2000 relates principally to capital lease obligations and notes payable assumed as part of the AdKnowledge and Flycast acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents and available-for-sale securities decreased from $136.0 million at July 31, 2000 to $107.9 million at October 31, 2000. Net cash used in operating activities was $29.6 million for the three months ended October 31, 2000. Cash used in operating activities resulted primarily from net losses and a decrease in accounts payable, which were partially offset by an increase in accrued liabilities and a decrease in accounts receivable, due in part to increased bad debt exposure. Net cash provided by investing activities was $13.8 million for the three months ended October 31, 2000. During the three months ended October 31, 2000, we continued to upgrade network infrastructure equipment and incur costs to improve office space. These uses were offset by $15.7 million in proceeds from the redemption of available-for-sale securities and $2.7 million in cash acquired in acquisitions. Net cash provided by financing activities was $3.0 million and consisted primarily of proceeds received from the exercise of stock options.

     As of October 31, 2000, we had $107.9 million of cash and cash equivalents and available-for-sale securities. We anticipate that expenses will begin to level-off and perhaps decline as we continue to evaluate our operating structure in an effort to streamline costs to reduce operating expenses.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the near-term future. Additionally, CMGI has committed to make available to us up to $50.0 million in the form of debt, equity, or a combination thereof to fund our working capital requirements, subject to negotiation of mutually acceptable terms and conditions and approval of both companies' respective Board of Directors. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of October 31, 2000, we had subsidiaries throughout Europe and the Asia Pacific region. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and operations are commenced in additional countries, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 31, 2000, in connection with our acquisition of all of the outstanding capital stock of Space Media Holdings Limited ("Space") pursuant to a stock purchase agreement by and between Engage Acquisition Corp., a wholly-owned subsidiary of ours and the shareholders of Space (the "Stock Purchase Agreement"), we issued 6,103,290 shares of our Common Stock to the stockholders of Space as consideration for acquiring all of the capital stock of Space Media. Of the 6,103,290 shares issued, 915,494 shares are being held in escrow in order to secure the obligations of the former stockholders of Space to indemnify us under the Stock Purchase Agreement and 1,403,759 shares are being held in escrow to secure future performance objectives of Space. No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in compliance with Regulation S of the Securities Act of 1933.

     On September 11, 2000, in connection with our acquisition of MediaBridge Technologies, Inc. ("MediaBridge") pursuant to an Agreement and Plan of Merger by and among the Company, Engage Subsidiary, Inc., a wholly-owned subsidiary of ours, and MediaBridge (the "Merger Agreement") we issued approximately 11,741,100 shares of our Common Stock as consideration for acquiring all of the capital stock of MediaBridge. Of the shares issued, approximately 1,450,000 shares are being held in escrow in order to secure the obligations of the former stockholders of MediaBridge to indemnify us under the Merger Agreement. No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Rule 3(a)(10) under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      3.1      Amended and Restated Bylaws

     10.1      2000 Equity Incentive Plan

     10.2 Stock Purchase Agreement, dated August 31, 2000, by and between Engage Acquisition Corp., and the Shareholders of Space Media Holdings Limited

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     On September 26, 2000, the Company filed a report on Form 8-K in connection with the Company's completion of its acquisition of MediaBridge Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on December 15, 2000.

                                   By:  /s/ Anthony G. Nuzzo
                                        ----------------------------------------
                                        Anthony G. Nuzzo
                                        Chief Executive Officer and President

                                   By:  /s/ Robert W. Bartlett
                                        ----------------------------------------
                                        Robert W. Bartlett
                                        Executive V.P., Chief Financial
                                        Officer and Treasurer
                                        (Principal Accounting and Financial
                                        Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT

     3.1       Amended and Restated Bylaws

    10.1       2000 Equity Incentive Plan

    10.2 Stock Purchase Agreement, dated August 31, 2000, by and between Engage Acquisition Corp., and the Shareholders of Space Media Holdings Limited

    27         Financial Data Schedule