Form 10-Q
period 2001-01-31
ENGAGE INC
filed 2001-03-19
CIK 1084573

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

              100 BRICKSTONE SQUARE, ANDOVER, MASSACHUSETTS 01810
          (Address of Principal Executive Offices, Including Zip Code)

                                 (978) 684-3884
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]    No [ ]

The number of shares outstanding of the registrant's Common Stock as of March 9, 2001 was 196,714,396.


================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2001

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

   a)   Consolidated Balance Sheets as of July 31, 2000 and January
          31, 2001 (unaudited).............................................  3

   b)   Consolidated Statements of Operations (unaudited) for the
          three and six months ended January 31, 2000 and 2001.............  4

   c)   Consolidated Statements of Cash Flows (unaudited) for the six months ended January 31, 2000 and 2001...........................  5

   d)   Notes to Interim Unaudited Consolidated Financial
          Statements.......................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 22

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................ 23

Item 6. Exhibits and Report on Form 8-K.................................... 23

SIGNATURES

EXHIBIT INDEX

                             ENGAGE, INC.
                      CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                             JULY 31,      JANUARY 31,
                                                                                               2000           2001
                                                                                           -----------     -----------
                                                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...........................................................    $   119,809     $    77,072
  Available-for-sale securities .......................................................         16,147               -
  Accounts receivable, less allowance for doubtful accounts of $11,703 and $16,912 at
    July 31, 2000 and January 31, 2001, respectively ..................................         79,799          37,072
  Prepaid expenses ....................................................................          2,570           5,892
                                                                                           -----------     -----------
    Total current assets ..............................................................        218,325         120,036
                                                                                           -----------     -----------

Property and equipment, net ...........................................................         31,334          30,102
Intangible assets, net of accumulated amortization of $217,454 and $425,182 at July 31,
  2000 and January 31, 2001, respectively .............................................        873,323         390,068
Other assets ..........................................................................          9,915           9,113
                                                                                           -----------     -----------
    Total assets ......................................................................    $ 1,132,897     $   549,319
                                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligation under capital lease ...................................    $     4,650           4,331
  Current portion of long-term debt ...................................................          2,010           1,781
  Accounts payable ....................................................................         33,365          13,882
  Due to CMGI and affiliates ..........................................................         27,287          34,519
  Accrued expenses ....................................................................         24,599          31,921
  Accrued restructuring costs .........................................................             --          14,731
  Deferred revenue ....................................................................          7,604          12,076
                                                                                           -----------     -----------
    Total current liabilities .........................................................         99,515         113,241
                                                                                           -----------     -----------

Deferred revenue ......................................................................            651             103
Obligation under capital lease, less current portion ..................................          2,905           2,045
Long-term debt, less current portion ..................................................          1,843           1,031
Other long-term liabilities ...........................................................            843             969
                                                                                           -----------     -----------
    Total liabilities .................................................................        105,757         117,389
                                                                                           -----------     -----------

Minority interest .....................................................................          8,812           7,677

Commitments and contingencies

Stockholders' equity:
  Series A Preferred Stock, $.01 par value, 1,500 shares authorized, 0 shares
    issued and outstanding at July 31, 2000 and January 31, 2001 ......................             --              --
  Series B Preferred Stock, $.01 par value, 239 shares authorized, 0 shares issued and
    outstanding at July 31, 2000 and January 31, 2001 .................................             --              --
  Series C Preferred Stock, $.01 par value, 2,000 shares authorized, 0 shares issued
    and outstanding at July 31, 2000 and January 31, 2001 .............................             --              --
  Common Stock, $.01 par value, 350,000 shares authorized, 178,860 and 196,695 shares
    issued and outstanding at July 31, 2000 and January 31, 2001, respectively ........          1,789           1,967
  Additional paid-in capital ..........................................................      3,650,059       3,840,126
  Deferred compensation ...............................................................         (1,234)        (15,644)
  Accumulated other comprehensive loss ................................................           (260)           (408)
  Accumulated deficit .................................................................     (2,632,026)     (3,401,788)
                                                                                           -----------     -----------
    Total stockholders' equity ........................................................      1,018,328         424,253
                                                                                           -----------     -----------
    Total liabilities and stockholders' equity ........................................    $ 1,132,897     $   549,319
                                                                                           ===========     ===========

  See accompanying notes to interim unaudited consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2000 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JANUARY 31,                JANUARY 31,
                                                         ----------------------    ----------------------
                                                           2000         2001         2000         2001
                                                         ---------    ---------    ---------    ---------
Revenue:
     Revenue .........................................   $  30,636    $  26,519    $  48,799    $  66,181
     Revenue, related parties ........................         783        1,602        2,637        2,962
                                                         ---------    ---------    ---------    ---------
         Total revenue ...............................      31,419       28,121       51,436       69,143
                                                         ---------    ---------    ---------    ---------

Cost of revenue:
     Cost of revenue .................................      24,392       23,515       40,615       53,273
     Amortization of developed technology ............           -        1,458            -        2,242
                                                         ---------    ---------    ---------    ---------
         Total cost of revenue .......................      24,392       24,973       40,615       55,515
                                                         ---------    ---------    ---------    ---------

         Gross profit ................................       7,027        3,148       10,821       13,628
                                                         ---------    ---------    ---------    ---------

Operating expenses:
     In-process research and development .............       2,317            -        2,317          700
     Research and development ........................       5,124       10,153        8,417       21,634
     Selling and marketing ...........................      18,328       26,302       30,275       58,666
     General and administrative ......................       5,033       11,623        7,806       29,362
     Amortization and impairment of goodwill and other
       intangibles ...................................      27,566      628,251       31,805      744,153
     Restructuring costs .............................           -       16,791            -       20,921
     Stock compensation ..............................         224        5,718          326        9,294
                                                         ---------    ---------    ---------    ---------

         Total operating expenses ....................      58,592      698,838       80,946      884,730
                                                         ---------    ---------    ---------    ---------

Loss from operations .................................     (51,565)    (695,690)     (70,125)    (871,102)

Other income (expense):
     Interest income .................................       1,430        1,594        2,786        3,615
     Interest expense ................................        (685)        (278)      (1,045)        (627)
     Equity in loss of joint venture .................        (374)           -         (700)           -
     Minority interest ...............................           -          312            -          655
     Other expense, net...............................         (33)      (1,501)         (25)      (1,921)
                                                         ---------    ---------    ---------    ---------

Net loss .............................................   $ (51,227)   $(695,563)   $ (69,109)   $(869,380)
                                                         =========    =========    =========    =========

Basic and diluted net loss per share .................                $   (3.53)                $   (4.51)
                                                                      =========                 =========

Weighted average number of basic and diluted
  shares outstanding .................................                  196,774                   192,756
                                                                      =========                 =========

Pro forma basic and diluted net loss per share .......   $   (0.41)                $   (0.60)
                                                         =========                 =========

Pro forma weighted average number of basic and
  diluted shares outstanding .........................     125,188                   116,074
                                                         =========                 =========


  See accompanying notes to interim unaudited consolidated financial statements.

                             ENGAGE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 2001
                              (UNAUDITED)

                            (IN THOUSANDS)

                                                                                          2000        2001
                                                                                       ---------    ---------
Cash flows from operating activities:
     Net loss ......................................................................   $ (69,109)   $(869,380)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation, amortization and impairment charges .........................      33,309      755,064
         Equity in loss of joint venture ...........................................         721           --
         Provision for bad debts ...................................................         748       15,033
         Stock compensation ........................................................         326        9,294
         Amortization of discount on available-for-sale securities .................        (768)          (6)
         Gain on sale of available-for-sale securities .............................         (40)          --
         (Gain) loss on disposal of property and equipment .........................          (8)       2,798
         Minority interest .........................................................          --       (1,135)
         In-process research and development .......................................       2,317          700
         Changes in operating assets and liabilities, net of impact of acquisitions:
              Accounts receivable ..................................................     (19,901)      34,342
              Prepaid expenses and other assets ....................................      (2,840)      (3,073)
              Due to CMGI and affiliates ...........................................       1,782        8,190
              Accounts payable .....................................................       2,956      (23,235)
              Accrued expenses and accrued restructuring costs .....................      (6,563)      13,182
              Deferred revenue .....................................................         (37)        (212)
                                                                                       ---------    ---------

                   Net cash used for operating activities ..........................     (57,107)     (58,438)
                                                                                       ---------    ---------

Cash flows from investing activities:
     Purchase of available-for-sale securities .....................................     (54,016)          --
     Proceeds from redemption of available-for-sale securities .....................      16,808       16,400
     Net cash acquired on acquisition of subsidiaries ..............................      15,936        2,706
     Purchases of property and equipment ...........................................      (2,902)      (6,050)
     Other .........................................................................      (1,992)          --
                                                                                       ---------    ---------
                   Net cash (used for) provided by investing activities ............     (26,166)      13,056
                                                                                       ---------    ---------

Cash flows from financing activities:
     Net change in debt to CMGI and affiliates .....................................      21,721           --
     Proceeds from issuance of common stock, net of issuance costs and
       repurchases .................................................................         682        5,529
     Repayment of capital lease obligations ........................................        (263)      (2,211)
     Repayment of long-term debt ...................................................        (469)      (1,042)
                                                                                       ---------    ---------
                   Net cash provided by financing activities .......................      21,671        2,276
                                                                                       ---------    ---------

Effect of exchange rate changes on cash and cash equivalents .......................           2          369
                                                                                       ---------    ---------

Net decrease in cash and cash equivalents ..........................................     (61,600)     (42,737)

Cash and cash equivalents, beginning of period .....................................     112,034      119,809
                                                                                       ---------    ---------

Cash and cash equivalents, end of period ...........................................   $  50,434    $  77,072
                                                                                       =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for interest ........................................................   $   1,045    $     627



 See accompanying notes to interim unaudited consolidated financial statements.

                                  ENGAGE, INC.
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.   BASIS OF PRESENTATION

     We have prepared the accompanying unaudited interim consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2000 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 30, 2000. The results for the three and six-month periods ended January 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform to the current year presentation.

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

     For multiple element arrangements involving products, services and support elements from MediaBridge Technologies, Inc. ("MediaBridge"), a recent acquisition, we recognize revenue in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence of fair value for MediaBridge's services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for products developed by MediaBridge is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method. For license arrangements involving customizations for which the amount of customization effort can not be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

     We recognize revenue from periodic subscriptions ratably over the subscription term, typically twelve months. We recognize revenue from usage-based subscriptions monthly based on actual usage.

     Our service and support revenue includes revenue from software maintenance and other professional services, primarily from consulting, implementation and training. We defer revenue from software maintenance and recognize it ratably over the term of each maintenance agreement, which is typically twelve months. We recognize revenue from professional services as the services are performed, collectibility is probable and such revenues are contractually non-refundable.

     Substantially all of the revenue from our Media segment is recognized on a gross basis and amounts paid to web sites are recorded as cost of revenue. We generally recognize revenue on a gross basis in arrangements in which we act as principal in the transaction. We recognize revenue on a net basis of the related web site expense in arrangements in which we act primarily as a sales agent.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

     Pro forma basic and diluted loss per share for the periods in fiscal 2000 reflects the impact of the conversion of debt to CMGI, Inc. ("CMGI") and preferred stock for Adsmart Corporation ("Adsmart"), after adjustment for the Engage exchange ratio, as of the date of the beginning of each period, or date of issuance, if later, using the "if-converted method".

     Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted into shares of convertible preferred stock of Adsmart at the option of CMGI. CMGI elected to convert all advances and accrued interest outstanding into shares of Adsmart convertible preferred stock on April 28, 2000. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into our common stock occurred upon the completion of our acquisition of Adsmart (see Notes C and D). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and six months ended January 31, 2000 reflect the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of the period or date of issuance, if later, using the if-converted method. Historical basic and diluted net loss per share has not been presented on the face of the consolidated statements of operations for the three and six month periods ended January 31, 2000 because it is irrelevant due to the change in our capital structure and resultant basic and diluted loss per share that resulted upon conversions of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the basic and diluted loss per share computation for our reported net loss is as follows:

                      BASIC AND DILUTED NET LOSS PER SHARE


                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JANUARY 31, 2001    JANUARY 31, 2001
                                           ------------------   ----------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

NUMERATOR:
Net loss ...............................    $(695,563)           $(869,380)
                                            ---------            ---------

DENOMINATOR:
Weighted average shares outstanding ....      196,774              192,756
                                            ---------            ---------

Basic and diluted net loss per share ...    $   (3.53)           $   (4.51)
                                            =========            =========

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for our reported net loss is as follows:

                 PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JANUARY 31, 2000    JANUARY 31, 2000
                                                         ------------------   ----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss ................................................   $ (51,227)          $ (69,109)
                                                            ---------           ---------

DENOMINATOR:
Weighted average shares outstanding .....................     115,004             106,224
Assumed conversion of preferred stock ...................         694                 694
Assumed conversion of debt to CMGI ......................       9,490               9,156
                                                            ---------           ---------

Weighted average number of diluted shares outstanding ...     125,188             116,074
                                                            ---------           ---------

Pro forma basic and diluted net loss per share ..........   $   (0.41)          $   (0.60)
                                                            =========           =========

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     Had we presented the historical basic and diluted net loss per share, the reconciliation of the numerators and denominators of the historical basic and diluted net loss per share would have been as follows:

                 HISTORICAL BASIC AND DILUTED NET LOSS PER SHARE

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                            JANUARY 31, 2000   JANUARY 31, 2000
                                           -----------------   ----------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss ...............................       $ (51,227)       $ (69,109)
                                               ---------        ---------

DENOMINATOR:
Weighted average shares outstanding ....         115,004          106,224
                                               ---------        ---------

Basic and diluted net loss per share ...       $   (0.45)       $   (0.65)
                                               =========        =========

     At January 31, 2001, we had outstanding stock options to purchase 27,274,248 shares of common stock at a weighted average exercise price of $9.01 that could potentially dilute earnings per share. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

C.   ACQUISITIONS

     On August 31, 2000, we completed our acquisition of Space Media Holdings Limited ("Space"), a leading independent Internet marketing network in Asia, in an all-stock transaction for approximately $35.8 million including acquisition costs of $425,000 and net of cash acquired of $70,000. The purchase price consisted of approximately 3,174,000 common shares at a per share value of $11.17. We also recorded approximately $18.9 million in deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. Contingent consideration, consisting of approximately 1,404,000 common shares, has been placed in escrow to secure certain performance obligations by Space. The value of the escrow shares will be recorded as additional purchase price at the then-fair value upon the attainment of the performance goals measured through December 31, 2000. We are currently assessing attainment of these performance goals. At January 31, 2001, the probability that the performance goals will be attained is remote, and therefore it is unlikely that additional purchase price will be recorded. The shares we issued in connection with the Space acquisition are not registered under the Securities Act of 1933 and are subject to certain restrictions on transferability. The value of our shares included in the purchase price was recorded net of a weighted average 10% market discount to reflect restrictions on transferability on some of these shares.

     On September 11, 2000, we completed our acquisition of MediaBridge, a leading software provider of cross-media, closed loop targeted marketing systems, for approximately $219.1 million including acquisition costs of approximately $482,000 and net of cash acquired of $2.6 million. The purchase price consisted of approximately 11,741,000 common shares at a weighted average per share value of $16.20 and stock options to acquire our common stock valued at approximately $31.1 million. We also recorded approximately $7.0 million in deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge. The value of our shares included in the purchase price was recorded net of a weighted average 6.25% market discount to reflect restrictions on transferability on some of these shares.

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

     The purchase prices for the acquisitions were allocated as follows:

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                       MEDIABRIDGE       SPACE
                                                       -----------     ---------
                                                              (IN THOUSANDS)

Working deficit, net of cash acquired of $2,636
  for MediaBridge and $70 for Space ...............     $  (7,257)     $ (1,042)
Property and equipment, net .......................         2,034           434
Other assets ......................................           286             -
In-process research and development ...............           700             -
Long-term obligations .............................          (690)            -
Goodwill ..........................................       199,692        36,416
Other identifiable intangible assets ..............        24,300             -
                                                        ---------      --------

Purchase price, net of cash acquired ..............     $ 219,065      $ 35,808
                                                        =========      ========

     In December 2000, in accordance with the Agreement and Plan of Merger with AdKnowledge, we recorded additional purchase consideration in the AdKnowledge acquisition of $3.0 million resulting from contingent consideration due based on certain performance goals being met. This additional consideration was paid directly by CMGI based on the provisions of the AdKnowledge merger agreement. We have recorded this as an increase in goodwill and additional paid-in capital.

     The following table represents our unaudited pro forma results of operations for the six months ended January 31, 2000 and 2001, as if the AdKnowledge, Flycast, Virtual Billboard Network ("VBN"), Interactive Solutions Inc. ("ISI"), MediaBridge and Space acquisitions had all occurred on August 1, 1999 and as if we owned 66.6% of Engage Technologies Japan on August 1, 1999. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation, acquisition related costs expensed by Flycast and MediaBridge prior to the date of acquisition, the elimination of amounts expensed for in-process research and development and for the issuance of shares used in the acquisition, and the elimination of intercompany transactions. The following has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future:

                                               SIX MONTHS ENDED JANUARY 31,
                                           -------------------------------------
                                                 2000                 2001
                                           --------------       ----------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenue ..............................    $  98,726          $  70,440
Net loss .................................     (297,125)          (889,577)
Pro forma net loss per share .............        (1.57)             (4.53)

     Under the terms of the Flycast Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unexercised CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Flycast merger agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the six months ended January 31, 2001 is as follows:

                                                                (IN THOUSANDS)

Net dividend to CMGI recorded as of
  July 31, 2000................................................  $2,169,441
Value of Engage common shares due from CMGI for option
  cancellations for the period August 1, 2000 through
  January 31, 2001.............................................     (98,822)
Cash consideration for exercise price of CMGI
  stock options exercised from August 1, 2000 through
  January 31, 2001.............................................        (796)
                                                                 ----------
     Cumulative net dividend to CMGI as of January 31, 2001....  $2,069,823
                                                                 ==========

D.   COMBINING FINANCIAL INFORMATION

     The acquisitions of Adsmart and Flycast have been accounted for as an "as-if pooling" and accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Adsmart back to April 1, 1996, the date CMGI founded Adsmart and of Flycast back to January 13, 2000, the date CMGI completed its acquisition of Flycast.

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


The results of operations previously reported by Adsmart and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                            JANUARY 31, 2000    JANUARY 31, 2000
                                            ------------------  ----------------
                                                        (IN THOUSANDS)
Revenue:
     Engage ............................       $ 12,769            $ 21,071
     Adsmart ...........................         15,768              27,589
     Flycast ...........................          3,605               3,605
     Eliminations ......................           (723)               (829)
                                               --------            --------
         Total revenue .................       $ 31,419            $ 51,436
                                               ========            ========

Net loss:
     Engage ............................       $(27,355)           $(37,901)
     Adsmart ...........................         (7,051)            (14,387)
     Flycast ...........................        (16,821)            (16,821)
                                               --------            --------
         Total net loss ................       $(51,227)           $(69,109)
                                               ========            ========

     All significant transactions among Engage, Flycast and Adsmart within the periods for which consolidated results of operations have been pooled have been eliminated.

E.   IMPAIRMENT

     During the three and six months ended January 31, 2001, we recorded impairment charges totaling approximately $521.8 million and $538.6 million, respectively, as a result of management's business review and impairment analysis performed during the six month period, under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. This assessment is conducted at a segment level, as the individual acquisitions have been integrated to form seamless operating segments whose value is better determined by assessing the value of the segments as opposed to the value of the individual acquisitions within the segments. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes an analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies.

     We continued to experience sequential declines in operating results for our media business during the second quarter of fiscal 2001, primarily as a result of the continued weak overall demand in the Internet advertising market. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. Accordingly, we have recorded an impairment charge totaling approximately $521.8 million related to goodwill and certain other intangible assets within our Media segment during the second quarter of fiscal 2001, primarily related to our prior acquisitions of Internet Profiles Corporation, Adsmart, AdKnowledge and Flycast.

     Each of the companies for which impairment charges were recorded in the second quarter have experienced declines in operating and financial metrics over the past several quarters in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from March 1999 to August 2000. However, sufficient monitoring was performed over the course of the past several quarters and the companies' have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for these companies in the six months ended January 31, 2001.

     The discounted cash flow analysis discounts cash flows to present value at appropriate discount rates. The valuation study performed as of January 31, 2001 utilized a discount rate of 20%. This discount rate was determined by an analysis of the risks associated with certain goodwill and other intangible assets. The resulting net cash flows to which the discount rate was applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators.

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


F.   COMPREHENSIVE LOSS

     The components of our comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                          THREE MONTHS ENDED JANUARY 31,   SIX MONTHS ENDED JANUARY 31,
                                                          ------------------------------   ----------------------------
                                                              2000            2001             2000            2001
                                                            --------        ---------        --------        ---------
                                                                                   (IN THOUSANDS)

Net loss ..............................................     $(51,227)       $(695,563)       $(69,109)       $(869,380)
Foreign currency adjustments ..........................          (18)            (307)             91             (182)
Net unrealized holding gain arising during the period..          698                -             704               34
                                                            --------        ---------        --------        ---------
     Comprehensive loss ...............................     $(50,547)       $(695,870)       $(68,314)       $(869,528)
                                                            ========        =========        ========        =========

G.   NON-CASH TRANSACTIONS

     During the three and six months ended January 31, 2000 and 2001, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $1,673,000 and $2,829,000 in both deferred compensation and additional paid-in capital in the six months ended January 31, 2000 and 2001, respectively.

     During the six months ended January 31, 2000, we acquired AdKnowledge and Flycast through the issuance of common stock.

     During the six months ended January 31, 2001, we acquired MediaBridge and Space through the issuance of common stock. See Note C.

     During the six months ended January 31, 2001, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of Engage Common Shares previously issued to CMGI as part of the Flycast acquisition (See Note C). As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $98.8 million for the six months ended January 31, 2001.

H.   STOCK COMPENSATION

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JANUARY 31,                JANUARY 31,
                                 -------------------     ----------------------
                                   2000       2001         2000          2001
                                 -------     -------     --------      --------
                                                (IN THOUSANDS)

Cost of revenue .............     $ 37       $  593       $  47        $  997
Research and development ....       82          114         164           200
Selling and marketing .......       88        3,153         171         5,078
General and administrative ..       17        1,858         (56)        3,019
                                  ----       ------       -----        ------
   Total ....................     $224       $5,718       $ 326        $9,294
                                  ====       ======       =====        ======

I.   SEGMENT REPORTING

     Our operations and corresponding organizational structure is currently aligned into two segments: (i) Software and Services and (ii) Media based on the type of products and services offered. Prior to January 31, 2001, our organizational structure was aligned into three segments; Media, Software and Services, and Media Management. As part of a corporate restructuring announced during the quarter ended January 31, 2001, we combined our Media and Media Management segments into one operating segment. Accordingly, for all periods presented, our segment information has been reclassified to combine the Media and Media Management segment information that had previously been separately reported. Software and Services is primarily engaged in the development and sale of software that provides a scalable, enterprise-wide set of software applications to facilitate the development of integrated promotional campaigns and enable Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences. Our Software and Services segment also provides customers with consulting services, which include traditional consulting as well as installation, training, and

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


software support. Our Media segment provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies in addition to delivering solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns.

     Revenue and gross profit by segment is as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JANUARY 31,            JANUARY 31,
                                   -------------------     -------------------
                                    2000         2001        2000        2001
                                   -------     -------     -------     -------
                                                   (In thousands)
SOFTWARE AND SERVICES
     Revenue .................     $ 6,851     $ 8,308     $12,713     $21,718
     Gross profit ............       4,486       1,025       9,145       8,256

MEDIA
     Revenue .................     $24,568     $19,813     $38,723     $47,425
     Gross profit ............       2,541       2,123       1,676       5,372

CONSOLIDATED SEGMENT TOTALS
     Revenue .................     $31,419     $28,121     $51,436     $69,143
     Gross profit ............       7,027       3,148      10,821      13,628

     Assets information by operating segment is not reported since we do not identify assets by segment.

     Revenue and related costs within our Software and Services segment are as follows:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JANUARY 31,           JANUARY 31,
                                                 ------------------     -----------------
                                                  2000        2001       2000       2001
                                                 ------     -------     ------    -------
                                                               (In thousands)
PRODUCT
     Revenue ...............................     $4,516     $2,119     $8,344     $10,643
     Cost of revenue .......................         54         68         59         192
     Amortization of developed technology ..          -      1,458          -       2,242

SERVICES
     Revenue ...............................     $2,335     $6,189     $4,369     $11,075
     Cost of revenue .......................      2,311      5,757      3,509      11,028


J.   RELATED PARTY TRANSACTIONS

     We outsource data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for the three months ended January 31, 2000 and 2001 and the six months ended January 31, 2000 and 2001 was approximately $3.4 million, $3.1 million, $5.8 million and $6.3 million, respectively.

K.   RESTRUCTURING

     In September of fiscal 2001, we implemented a restructuring plan (the "Q1 Restructuring") designed to bring costs in line with revenue and strengthen our financial performance. The Q1 Restructuring included a reduction of our workforce by approximately 170 persons or approximately 12% of our worldwide headcount, and was completed prior to October 31, 2000. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close two office locations and consolidate operations. In connection with the Q1 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements for office locations being closed.

     In January of fiscal 2001, we implemented a restructuring plan (the "Q2 Restructuring") designed to further increase operational efficiencies and bring costs in line with revenue. The Q2 Restructuring, which was approved by our Board of Directors on December 7, 2000, included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount, with the employee reduction scheduled for completion by April 30, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close various offices. In connection with the Q2 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed.

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     The following table sets forth a summary of these restructuring costs and related charges for our Q1 and Q2 Restructurings and the balance of the restructuring reserve established (in thousands):

                                           FIXED ASSET     FUTURE
                               SEVERANCE    WRITE-OFF    LEASE COSTS     TOTAL
                               ---------   -----------   -----------   --------
Q1 Restructuring ............   $ 1,852      $   496      $ 1,782      $  4,130
Q2 Restructuring ............     2,493        6,820        7,478        16,791
Cash charges ................    (3,055)           -         (261)       (3,316)
Non-cash charges ............         -       (2,874)           -        (2,874)
                                -------      -------      -------      --------
Reserve balance at
  January 31, 2001...........   $ 1,290      $ 4,442      $ 8,999      $ 14,731
                                =======      =======      =======      ========

     We anticipate that the remaining unpaid restructuring charges will be paid through July 2001 and April 2002 for the Q1 and Q2 Restructurings, respectively.

L.   STOCK OPTION PLAN

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

M.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in this section, the "Factors That May Affect Future Results and Market Price of Stock" section included in our Annual Report on Form 10-K filed with the SEC on October 30, 2000, and the risk factors discussed in our other filings with the SEC.

OVERVIEW

     We are a leading provider of enterprise marketing software and interactive media. At January 31, 2001, we were an approximately 77% owned subsidiary of CMGI, Inc. Our broad offering of products and services enable marketers, Web sites and e-commerce merchants to use the Internet as well as other interactive media to recruit and retain customers. Our products and services allow marketers to get better results from their marketing campaigns and allow Web sites to monetize their audiences more effectively. We have generated most of our revenue to date through sales of advertising management software and outsourced services and sales of media services.

     Our operations and corresponding organizational structures are currently aligned into two segments: (i) Software and Services and (ii) Media based on the type of products and services offered. Prior to January 31, 2001, our organizational structure was aligned into three segments; Media, Software and Services, and Media Management. As part of a corporate restructuring announced during the quarter ended January 31, 2001, we combined our Media and Media Management segments into one operating segment. Accordingly, for all periods presented, our segment information has been reclassified to combine the Media and Media Management segment information that had previously been separately reported. Our Software and Services segment offers customers a host of enterprise marketing software and services, including software to automate online advertising management, create and deliver web-site specific local profiles of Web users and create, plan, deliver and refine integrated promotional campaigns. Our Media segment offers a range of products and services that enable Web marketers to target and deliver marketing campaigns to their desired audience. In addition, the segment offers products and services that allow Web marketers to execute, analyze, measure and optimize the effectiveness of their online media campaigns as well as to measure web site traffic. This segment is primarily made up of the former AudienceNet, Flycast and Adsmart networks, and our recently launched business-to-business network, as well as AdKnowledge, Inc. and Internet Profiles Corporation ("I/PRO").

     In February 2000, our Board of Directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend. The stock dividend was paid on April 3, 2000 to stockholders of record at the close of business on March 20, 2000. Accordingly, our consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the two-for-one stock split.

     In the second fiscal quarter of fiscal 2001, we implemented a restructuring plan designed to further increase operational efficiencies and bring costs more in line with revenue. The restructuring included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount. The scheduled completion date of the employee reductions is April 30, 2001. As a result of the headcount reductions, we have undertaken plans to close various offices. In connection with the restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed.

BUSINESS COMBINATIONS

     In April 1998, CMGI acquired Accipiter, Inc., which sells Internet advertising management solutions, for total purchase consideration of approximately $31.3 million. In August 1998, Accipiter was merged with us in a stock-for-stock merger in which shares of our Series A convertible preferred stock were issued to CMGI. We have reflected the acquisition of Accipiter in our consolidated financial statements as if it occurred in April 1998.

     In March 1999, Adsmart Corporation ("Adsmart") acquired 2Can Media ("2Can"), an online advertising representation firm, for total purchase consideration of approximately $33.7 million, inclusive of contingent consideration paid subsequent to the closing date. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 1999, we acquired I/PRO, which provides Web site traffic measurement and audit services, for total purchase consideration of approximately $32.7 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In December 1999, we acquired AdKnowledge, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns, for total purchase consideration of approximately $161.0 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 2000, we acquired Adsmart, an online advertising network, and Flycast Communications Corporation ("Flycast"), a leading provider of Internet direct response advertising solutions, for total purchase consideration of approximately $3.24 billion. The acquisitions have been accounted for as a combination of entities under common control (i.e., "as if pooling"). Our results of operations reflect the results of operations of Adsmart beginning April 1, 1996, 2Can beginning March 11, 1999 and Flycast beginning January 13, 2000.

     In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network ("VBN") for total purchase consideration of approximately $4.7 million and ISI for total purchase consideration of approximately $4.8 million. The acquisitions have been accounted for using the purchase method, and accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In June 2000, we acquired a majority ownership position in Engage Technologies Japan, KK ("ETJ"), our joint venture with Sumitomo Corporation. Accordingly, our results of operations reflect the results of operations of ETJ beginning in June 2000.

     In August 2000, we acquired Space Media Holdings Limited ("Space"), a leading independent Internet marketing network in Asia, in an all-stock transaction for total purchase consideration of approximately $35.8 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In September 2000 we acquired MediaBridge Technologies, Inc. ("MediaBridge"), a leading provider of cross-media closed loop targeted marketing systems, for total purchase consideration of approximately $219.1 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 2001

REVENUE, COST OF REVENUE AND GROSS MARGIN

     SOFTWARE AND SERVICES. Software and Services revenue is derived through the sale of software licenses and related services. Services include fees charged for training, installation, software support and maintenance, our outsourced advertising management solutions and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as third-party contractor fees, payroll, benefits and allocated overhead of our support and consulting groups.

     Revenue from our Software and Services segment increased from $6.9 million for the three months ended January 31, 2000 to $8.3 million for the three months ended January 31, 2001, a 21% increase. Gross margin for the Software and Services segment decreased from 65% for the three months ended January 31, 2000 to 12% for the three months ended January 31, 2001. The increase in revenue for the three months ended January 31, 2001 was due to revenue attributed to MediaBridge, which we acquired on September 11, 2000, partially offset by a 129% decrease in revenue derived from existing Engage software products. The decrease in Software and Services gross margin was due to the inclusion of MediaBridge's results in the quarter ended January 31, 2001, which includes payroll and related costs for its professional services group, the inclusion of non-cash amortization of developed technology intangible assets recorded as part of the MediaBridge acquisition, and, to a lesser extent, an increased number of employees within the Software and Services segment. The acquisition of MediaBridge has changed the revenue mix between products and services, resulting in an increase in the percentage of segment revenue derived from services. As services revenue typically has lower margins than product revenue, this has resulted in decreased margins within our Software and Services segment.

     We anticipate that revenue for our Software and Services segment may increase over the next two to three quarters due primarily to expected revenue increases for products acquired through our MediaBridge acquisition and due to new software solutions introduced in January 2001. MediaBridge products are typically sold to large, well-capitalized companies that we believe may seek software solutions to improve their businesses.

     MEDIA. Media provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies in addition to delivering solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns. A significant portion of Media revenue is derived primarily from the delivery of advertisements across a network of over 4,400 Web sites. Pricing of advertising is generally based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. Cost of revenue consists primarily of amounts paid to each Web site in the network based on an agreed upon percentage of the revenue generated by advertisements run on its site as well as both internal and external ad serving costs.

     As part of a corporate restructuring announced during the quarter ended January 31, 2001, we combined our Media and Media Management segments into one operating segment. Accordingly, for all periods presented, our segment information has been reclassified to combine the Media and Media Management segment information that had previously been separately reported.

     Revenue for the Media segment decreased from $24.6 million for the three months ended January 31, 2000 to $19.8 million for the three months ended January 31, 2001, a 19% decrease. Gross margin for the Media segment increased from 10% for the three months ended January 31, 2000 to 11% for the three months ended January 31, 2001. The decrease in revenue is primarily due to the continued softness in the overall Media market, partially caused by the continued loss of "dot com" customers from the market. The increase in the gross margin percentage for the three months ended January 31, 2001 versus the three months ended January 31, 2000 was primarily due to the elimination of low or negative margin guaranteed contracts in the three months ended January 31, 2001, offset by the impact of a lower revenue base in the three months ended January 31, 2001.

     We expect that revenue for our Media segment will continue to be weak throughout much of the current fiscal year due to excess media inventory in the market and a continued slow down in spending by "dot com" companies. We believe that traditional marketers will eventually increase their online advertising spending and Media revenue will begin to grow at a modest rate in the fourth quarter of this fiscal year. In an effort to improve our profitability, we have renegotiated agreements with a majority of the domestic Web sites in our network to increase the percentage of revenue we retain as well as to require in certain situations that we recuperate certain costs associated with our ad technology prior to sharing net revenue with the Web sites; additionally we are in the process of i) renegotiating agreements with certain of the International Web sites in our network; ii) terminating certain Web site contracts that are no longer economically beneficial to us and iii) implementing strategies for liquidating unsold advertising inventory. While these efforts have reduced the number of Web sites in our network without significantly reducing our reach, we believe that such efforts will improve our results of operations and financial condition.

OPERATING EXPENSES

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $2.3 million for the three months ended January 31, 2000, resulting from the AdKnowledge acquisition.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Research and development expenses increased from $5.1 million for the three months ended January 31, 2000 to $10.2 million for the three months ended January 31, 2001, a 98% increase. This increase was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast and MediaBridge for the quarter ended January 31, 2001 and an increase in our research and development staff. Including acquisitions, the average headcount for our research and development staff was 70% higher for the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000. Research and development expenses were 16% of revenue for the three months ended January 31, 2000, compared to 36% of revenue for the three months ended January 31, 2001. This increase is largely due to the growth in the number of research and development employees without a corresponding increase in revenue that we expected during the quarter ended January 31, 2001.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows and depreciation expense. Selling and marketing expenses increased from $18.3 million for the three months ended January 31, 2000 to $26.3 million for the three months ended January 31, 2001, a 44% increase. The increase in costs was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast, VBN, ISI, Space and MediaBridge for the quarter ended January 31, 2001. Additionally, in the second through fourth quarters of fiscal 2000 we increased the size of our sales and marketing group in anticipation of revenue growth and we significantly expanded our international sales operations. Overall, including acquisitions and the reasons noted above, the average headcount for our sales and marketing staff was 47% higher for the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000. Sales and marketing expenses were 58% of revenue for the three months ended January 31, 2000, compared to 94% for the three months ended January 31, 2001. This increase is largely due to the growth in the number of sales and marketing employees without a corresponding increase in revenue for this period.

     GENERAL AND ADMINISTRATIVE. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facilities and related costs, bad debt expense and depreciation expense. General and administrative expenses increased from $5.0 million for the three months ended January 31, 2000 to $11.6 million for the three months ended January 31, 2001, a 131% increase. Approximately 58% of the increase in general and administrative expense was due to additional bad debt expense recorded in the quarter ended January 31, 2001, as compared to the quarter ended January 31, 2000. The incremental bad debt expense relates principally to uncollectible accounts with our Media segment resulting from the large number of "dot com" companies that are troubled or have gone out of business subsequent to January 31, 2000. The remainder of the increase in general and administrative costs is due primarily to an increase in payroll and related costs associated with developing an administrative infrastructure to support operations and the inclusion of the results of operations of AdKnowledge, Flycast, Space and MediaBridge for the quarter ended January 31, 2001. General and administrative costs were 16% of revenue for the three months ended January 31, 2000, compared to 41% for the three months ended January 31, 2001, primarily due to increased bad debt expense recorded in the three months ended January 31, 2001 and the shortfall in expected revenue we experienced in our most recent quarter, without a corresponding decrease in general and administrative costs.

     AMORTIZATION AND IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $27.6 million for the three months ended January 31, 2000 to $628.3 million for the three months ended January 31, 2001. During the three months ended January 31, 2001, we recorded impairment charges totaling approximately $521.8 million as a result of management's business review and impairment analysis performed at January 31, 2001, under its existing policy regarding impairment of long-lived assets. Impairment charges were recorded on intangibles assets generated from our acquisitions of Adsmart, I/PRO, AdKnowledge, Flycast, VBN, and Space. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies. We continued to see sequential declines in operating results for our media business during the second quarter of fiscal 2001, primarily as a result of the continued weak overall demand in the Internet advertising market. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. Given that we operate in a volatile environment, it is reasonably possible that the impairment factors we evaluated will change in subsequent periods. This could result in material impairment charges in future periods. Additionally, the increase in amortization expense was due in part to amortization expense resulting from our acquisitions of AdKnowledge in December 1999, Flycast in January 2000, VBN and ISI in June 2000, Space in August 2000 and MediaBridge in September 2000. Intangible assets recorded for all of the aforementioned acquisitions are being amortized over two-three years under the straight-line method.

     RESTRUCTURING. In January of fiscal 2001, we implemented a restructuring plan (the "Q2 Restructuring") designed to further increase operational efficiencies and bring costs in line with revenue. The Q2 Restructuring included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount, with a scheduled completion date of April 30, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close various offices. In connection with the Q2 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed. As a result of the Q2 Restructuring we have recorded restructuring expense of $16.8 million during the three months ended January 31, 2001.

     STOCK COMPENSATION. Stock compensation expense increased from $224,000 for the three months ended January 31, 2000 to $5.7 million for the three months ended January 31, 2001. Substantially all of the increase relates to amortization of deferred compensation recorded as part of our acquisitions of Space and MediaBridge. We recorded $18.9 million of deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. The amount recorded as deferred compensation for Space is being amortized to expense over the one-year employment continuation period. We also recorded approximately $7.0 million of deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options. Finally, approximately $635,000 of the increase is the result of stock compensation recorded in connection with the acceleration of stock options granted to several executives whose employment with Engage was terminated during the second quarter of fiscal 2001.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of joint venture for the three months ended January 31, 2000 represented our share of our Japanese joint venture's losses. Equity in loss of joint venture was $374,000 in the three months ended January 31, 2000. In June 2000, we acquired a majority ownership position of Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan and ceased recognizing equity in loss of joint venture expense.

MINORITY INTEREST

     Minority interest for the three months ended January 31, 2001 was $312,000. In June 2000, we acquired a majority ownership position in Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan. Minority interest for the three months ended January 31, 2001 reflects the minority shareholders' share of the losses of Engage Technologies Japan for the three-month period.

INTEREST INCOME

     Interest income increased from $1.4 million for the three months ended January 31, 2000 to $1.6 million for the three months ended January 31, 2001, an 11% increase. The increase in interest income was primarily due to an increase in the rates of return on our cash equivalents and short-term investments during the three months ended January 31, 2001 as compared to the three months ended January 31, 2000.

INTEREST EXPENSE

     Interest expense decreased from $685,000 for the three months ended January 31, 2000 to $278,000 for the three months ended January 31, 2001, a 59% decrease. During fiscal 1998, Adsmart entered into an arrangement with CMGI that required Adsmart to accrue interest on Adsmart's intercompany debt with CMGI at a rate of 7% per annum. During the three months ended January 31, 2000, interest expense was recorded on this debt, all of which was converted into equity in connection with the closing of our acquisition of Adsmart in April 2000. Interest expense recorded in the three months ended January 31, 2001 relates principally to capital lease obligations and notes payable assumed as part of the AdKnowledge and Flycast acquisitions.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 2001

REVENUE, COST OF REVENUE AND GROSS MARGIN

     SOFTWARE AND SERVICES. Revenue from our Software and Services segment increased from $12.7 million for the six months ended January 31, 2000 to $21.7 million for the six months ended January 31, 2001, a 71% increase. Gross margin for the Software and Services segment decreased from 72% for the six months ended January 31, 2000 to 38% for the six months ended January 31, 2001. The increase in revenue for the six months ended January 31, 2001 was due to additional revenue attributable to MediaBridge, which we acquired on September 11, 2000, partially offset by a 7% decrease in revenue derived from existing Engage software products . The decrease in Software and Services gross margin was due to the inclusion of MediaBridge's results in the six months ended January 31, 2001, which includes payroll and related costs for its professional services group, the inclusion of non-cash amortization of developed technology intangible assets recorded as part of the MediaBridge acquisition, and to a lesser extent an increased number of employees. The acquisition of MediaBridge has changed the revenue mix between products and services, resulting in an increase in the percentage of segment revenue derived from services. As services revenue typically has lower margins than product revenue, this has resulted in decreased margins within our Software and Services segment.

     MEDIA. Revenue for the Media segment increased from $38.7 million for the six months ended January 31, 2000 to $47.4 million for the six months ended January 31, 2001, a 22% increase. Gross margin for the Media segment increased from 4% for the six months ended January 31, 2000 to 11% for the six months ended January 31, 2001. The increase in revenue is primarily due to the acquisitions of AdKnowledge and Flycast. The increase in the gross margin percentage for the six months ended January 31, 2001 versus the six months ended January 31, 2000 was primarily due to a reduction in the number of low or negative margin guaranteed contracts in the six months ended January 31, 2001.

OPERATING EXPENSES

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $2.3 million for the six months ended January 31, 2000, resulting from the AdKnowledge acquisition. In-process research and development expense was $700,000 for the six months ended January 31, 2001, resulting from the MediaBridge acquisition.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from $8.4 million for the six months ended January 31, 2000 to $21.6 million for the six months ended January 31, 2001, a 157% increase. This increase was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast and MediaBridge for the six months ended January 31, 2001 and an increase in our research and development staff. Including acquisitions, the average headcount for our research and development staff was 107% higher for the six months ended January 31, 2001 compared to the six months ended January 31, 2000. Research and development expenses were 16% of revenue for the six months ended January 31, 2000, compared to 31% of revenue for the six months ended January 31, 2001. This increase is largely due to the growth in the number of research and development employees without the increase in revenue that we expected during the six months ended January 31, 2001.

     SELLING AND MARKETING. Selling and marketing expenses increased from $30.3 million for the six months ended January 31, 2000 to $58.7 million for the six months ended January 31, 2001, a 94% increase. The increase in costs was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast, VBN, ISI, Space and MediaBridge for the quarter ended January 31, 2001. Additionally, in the second through fourth quarters of fiscal 2000, we increased our sales and marketing group in anticipation of revenue growth and we significantly expanded our international sales operations. Overall, including acquisitions and the reasons noted above, the average headcount for our sales and marketing staff was 78% higher for the six months ended January 31, 2001 compared to the six months ended January 31, 2000. Additionally, a portion of the increase in sales and marketing expenses was caused by an increase in advertising spending during the first quarter of fiscal 2001 in an effort to brand the Engage name and build market awareness for our consolidated product offerings. Sales and marketing expenses were 59% of revenue for the six months ended January 31, 2000, compared to 85% for the six months ended January 31, 2001. This increase is largely due to the growth in the number of sales and marketing employees without a related increase in revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $7.8 million for the six months ended January 31, 2000 to $29.4 million for the six months ended January 31, 2001, a 276% increase. Approximately 66% of the increase in general and administrative expense was due to bad debt expense of $15.0 million recorded in the six months ended January 31, 2001, as compared to $748,000 in the six months ended January 31, 2000. The incremental bad debt expense relates principally to uncollectible accounts with our Media segment resulting from the large number of "dot com" companies that are troubled or have gone out of business subsequent to January 31, 2000. The remainder of the increase in general and administrative costs is due primarily to an increase in payroll and related costs associated with developing an administrative infrastructure to support operations and the inclusion of the results of operations of AdKnowledge, Flycast, Space and MediaBridge for the six months ended January 31, 2001. General and administrative costs were 15% of revenue for the six months ended January 31, 2000, compared to 42% for the six months ended January 31, 2001, primarily due to increased bad debt expense recorded in the six months ended January 31, 2001 and the shortfall in expected revenue we experienced in our most recent six-month period, without a corresponding decrease in general and administrative costs.

     AMORTIZATION AND IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $31.8 million for the six months ended January 31, 2000 to $744.2 million for the six months ended January 31, 2001. During the six months ended January 31, 2001, we recorded impairment charges totaling approximately $538.6 million as a result of management's business review and impairment analysis performed during the six month period, under its existing policy regarding impairment of long-lived assets. Impairment charges were recorded on intangibles assets generated from our acquisitions of Adsmart, I/PRO, AdKnowledge, Flycast, VBN, and Space. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies. We continued to see sequential declines in operating results for our Media business during the first six months of fiscal 2001, primarily as a result of the continued weak overall demand in the Internet advertising market. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. Additionally, the increase in amortization expense was due in part to amortization expense resulting from our acquisitions of AdKnowledge in December 1999, Flycast in January 2000, VBN and ISI in June 2000, Space in August 2000 and MediaBridge in September 2000. Intangible assets recorded for all of the aforementioned acquisitions are being amortized over two-three years under the straight-line method.

     RESTRUCTURING. In September of fiscal 2001, we implemented a restructuring plan (the "Q1 Restructuring") designed to bring costs in line with revenue and strengthen our financial performance. The Q1 Restructuring included a reduction of our workforce by approximately 170 persons or approximately 12% of our worldwide headcount, and was completed prior to October 31, 2000. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close two office locations and consolidate operations. In connection with the Q1 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements for office locations being closed. In January of fiscal 2001, we implemented a restructuring plan (the "Q2 Restructuring") designed to further increase operational efficiencies and bring costs more in line with revenue. The Q2 Restructuring included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount, with a scheduled completion date of April 30, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close various offices. In connection with the Q2 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed. As a result of the Q1 and Q2 Restructurings we have recorded restructuring expense of $20.9 million during the six months ended January 31, 2001.

     STOCK COMPENSATION. Stock compensation expense increased from $326,000 for the six months ended January 31, 2000 to $9.3 million for the six months ended January 31, 2001. Substantially all of the increase relates to amortization of deferred compensation recorded as part of our acquisitions of Space and MediaBridge. We recorded $18.9 million of deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. The amount recorded as deferred compensation for Space is being amortized to expense over the one-year employment continuation period. We also recorded approximately $7.0 million of deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options. Finally, approximately $635,000 of the increase is the result of stock compensation recorded in connection with the acceleration of stock options granted to several executives whose employment with Engage was terminated during the second quarter of fiscal 2001.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of joint venture for the six months ended January 31, 2000 represented our share of our Japanese joint venture's losses. Equity in loss of joint venture was $700,000 in the six months ended January 31, 2000. In June 2000, we acquired a majority ownership position of Engage Technologies Japan and, accordingly, began consolidating the results of operations of Engage Technologies Japan and ceased recognizing equity in loss of joint venture expense.

MINORITY INTEREST

     Minority interest for the six months ended January 31, 2001 was $655,000. In June 2000, we acquired a majority ownership position in Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan. Minority interest for the six months ended January 31, 2001 reflects the minority shareholders' share of the losses of Engage Technologies Japan for the six-month period.

INTEREST INCOME

     Interest income increased from $2.8 million for the six months ended January 31, 2000 to $3.6 million for the six months ended January 31, 2001, a 30% increase. The increase in interest income was due to an increase in our average cash and investment balances in the six months ended January 31, 2001 as compared to the six months ended January 31, 2000 and an increase in the rates of return on those investments during the six months ended January 31, 2001.

INTEREST EXPENSE

     Interest expense decreased from $1.0 million for the six months ended January 31, 2000 to $627,000 for the six months ended January 31, 2001, a 40% decrease. During fiscal 1998, Adsmart entered into an arrangement with CMGI that required Adsmart to accrue interest on Adsmart's intercompany debt with CMGI at a rate of 7% per annum. During the six months ended January 31, 2000, interest expense was recorded on this debt, all of which was converted into equity in connection with the closing of our acquisition of Adsmart in April 2000. Interest expense recorded in the six months ended January 31, 2001 relates principally to capital lease obligations and notes payable assumed as part of the AdKnowledge and Flycast acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents and available-for-sale securities decreased from $136.0 million at July 31, 2000 to $77.1 million at January 31, 2001. Net cash used in operating activities was $58.4 million for the six months ended January 31, 2001. Cash used in operating activities resulted primarily from net losses and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and restructuring costs and a decrease in accounts receivable, due in part to increased bad debt exposure. Net cash provided by investing activities was $13.1 million for the six months ended January 31, 2001, primarily from the redemption of available-for-sale securities, offset somewhat by investments to upgrade our network infrastructure equipment and costs incurred to improve our office space. Net cash provided by financing activities was $2.3 million and consisted primarily of proceeds received from the exercise of stock options offset somewhat by the repayment of capital lease obligations and long-term borrowings.

     As of January 31, 2001, we had $77.1 million of cash and cash equivalents and available-for-sale securities. We anticipate that expenses will continue to decline as we begin to more fully realize the results of our restructuring efforts during the next two quarters.

     CMGI has committed to make available to us up to $50.0 million in the form of debt, equity, or a combination thereof to fund our working capital requirements, subject to negotiation of mutually acceptable terms and conditions and approval of both companies' respective Board of Directors. We anticipate that our available cash, combined with the funds available from the CMGI commitment will be sufficient to support our operations through the next two quarters, and assuming our objective to break-even on a cash basis by the end of the first quarter of fiscal 2002, the next twelve months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of January 31, 2001, we had subsidiaries throughout Europe and the Asia Pacific region. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and operations are commenced in additional countries, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on December 20, 2000, and the following matters were voted on at that meeting:

     1. The election of Edward A. Bennett, Christopher A. Evans, Andrew J. Hajducky, III, Fredric D. Rosen, Anthony G. Nuzzo and David S. Wetherell, each to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker nonvotes:

                                                                        BROKER
                NAME               FOR         AGAINST      ABSTAIN    NON-VOTE


           Edward Bennett       173,558,021    140,392        N/A        N/A

           Christopher Evans    173,558,921    139,492        N/A        N/A

           Andrew Hajducky      173,472,067    226,346        N/A        N/A

           Fredric Rosen        173,555,421    142,992        N/A        N/A

           Anthony Nuzzo        173,467,329    231,084        N/A        N/A

           David Wetherell      173,474,039    224,374        N/A        N/A

     2. The proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the fiscal year ended July 31, 2001. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

                                                         BROKER
                   FOR         AGAINST      ABSTAIN     NON-VOTE

               173,525,200     60,807       112,406       N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Sublease by and between CMGI, Inc. and the Company, dated November 1, 2000.

10.2 Executive Retention Agreement by and between the Company and Anthony Nuzzo


(b)  Reports on Form 8-K

     On November 17, 2000, the Company filed an amendment to its report on Form 8-K in connection with the Company's acquisition of MediaBridge Technologies, Inc. on September 11, 2000.

     On January 16, 2001, the Company filed a report on Form 8-K announcing that it was undertaking a reorganization pursuant to which it was reducing its headcount by approximately fifty percent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on March 19, 2001.

                                    By: /s/ Anthony G. Nuzzo
                                        --------------------------------------
                                        Anthony G. Nuzzo
                                        Chief Executive Officer and President

                                    By: /s/ Robert W. Bartlett
                                        --------------------------------------
                                        Robert W. Bartlett
                                        Executive V.P., Chief Financial Officer
                                        and Treasurer (Principal Accounting and
                                        Financial Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT

 10.1          Sublease by and between CMGI, Inc. and the Company, dated
               November 1, 2000.

 10.2 Executive Retention Agreement by and between the Company and Anthony Nuzzo