Form 10-Q
period 2001-04-30
ENGAGE INC
filed 2001-06-14
CIK 1084573

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

                  For the quarterly period ended April 30, 2001

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

Yes [X]  No [ ]

The number of shares outstanding of the registrant's Common Stock as of June 11, 2001 was 196,585,838.


================================================================================

                                   ENGAGE, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2001

                                      INDEX
                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

     a)   Consolidated Balance Sheets as of July 31, 2000 and
            April 30, 2001 (unaudited)...................................    3

     b)   Consolidated Statements of Operations (unaudited) for the
            three and nine months ended April 30, 2000 and 2001..........    4

     c)   Consolidated Statements of Cash Flows (unaudited) for the nine
            months ended April 30, 2000 and 2001.........................    5

     d)   Notes to Interim Unaudited Consolidated Financial Statements...    6


Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................   15


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....   23


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................   24


SIGNATURES

EXHIBIT INDEX

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except par value)

                                                                                            JULY 31,      APRIL 30,
                                                                                              2000          2001
                                                                                          -----------    -----------
                                                                                                         (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents ..........................................................   $   119,809    $    54,900
   Available-for-sale securities ......................................................        16,147           --
   Accounts receivable, less allowance for doubtful accounts
     of $11,703 and $15,208 at July 31, 2000 and April 30, 2001, respectively .........        79,799         24,273
   Prepaid expenses ...................................................................         2,570          2,759
                                                                                          -----------    -----------
         Total current assets ..........................................................      218,325         81,932
                                                                                          -----------    -----------




Property and equipment, net ...........................................................        31,334         20,495
Intangible assets, net of accumulated amortization of $217,454 and
   $474,331 at July 31, 2000 and April 30, 2001, respectively..........................       873,323        350,200
Other assets ..........................................................................         9,915          8,104
                                                                                          -----------    -----------
    Total assets ......................................................................   $ 1,132,897    $   460,731
                                                                                          ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of obligation under capital lease ..................................   $     4,650    $     3,371
   Current portion of long-term debt ..................................................         2,010          1,544
   Accounts payable ...................................................................        33,365          9,285
   Due to CMGI and affiliates .........................................................        27,287         37,575
   Accrued expenses ...................................................................        24,599         27,445
   Accrued restructuring costs ........................................................          --           11,051
   Deferred revenue ...................................................................         7,604          7,872
                                                                                          -----------    -----------
    Total current liabilities .........................................................        99,515         98,143
                                                                                          -----------    -----------

Deferred revenue ......................................................................           651            463
Obligation under capital lease, less current portion ..................................         2,905            886
Long-term debt, less current portion ..................................................         1,843            655
Other long-term liabilities ...........................................................           843            408
                                                                                          -----------    -----------
    Total liabilities .................................................................       105,757        100,555
                                                                                          -----------    -----------

Minority interest .....................................................................         8,812          7,002


Commitments and contingencies

Stockholders' equity:
    Series A Preferred Stock, $.01 par value, 1,500 shares authorized, 0 shares
      issued and outstanding at July 31, 2000 and April 30, 2001.......................          --             --
    Series B Preferred Stock, $.01 par value, 239 shares authorized, 0 shares
      issued and outstanding at July 31, 2000 and April 30, 2001.......................          --             --
    Series C Preferred Stock, $.01 par value, 2,000 shares authorized, 0 shares
      issued and outstanding at July 31, 2000 and April 30, 2001.......................          --             --
    Common Stock, $.01 par value, 350,000 shares authorized, 178,860 and 196,373 shares issued and outstanding at July 31, 2000 and April 30, 2001,
      respectively........ ............................................................         1,789          1,964
   Additional paid-in capital .........................................................     3,650,059      3,798,066
   Deferred compensation ..............................................................        (1,234)        (8,885)
   Accumulated other comprehensive loss ...............................................          (260)          (281)
   Accumulated deficit ................................................................    (2,632,026)    (3,437,690)
                                                                                          -----------    -----------
     Total stockholders' equity                                                             1,018,328        353,174
                                                                                          -----------    -----------
     Total liabilities and stockholders' equity .......................................   $ 1,132,897    $   460,731
                                                                                          ===========    ===========





 See accompanying notes to interim unaudited consolidated financial statements.

                                  ENGAGE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                APRIL 30,                 APRIL 30,
                                                         ----------------------    ----------------------
                                                           2000         2001         2000          2001
                                                         ---------    ---------    ---------    ---------
Revenue:
     Revenue .........................................   $  56,607    $  23,959    $ 105,406    $  90,140
     Revenue, related parties ........................       2,075        1,436        4,712        4,398
                                                         ---------    ---------    ---------    ---------
         Total revenue ...............................      58,682       25,395      110,118       94,538
                                                         ---------    ---------    ---------    ---------

Cost of revenue:
     Cost of revenue .................................      45,221       17,612       85,836       70,885
     Amortization of developed technology ............        --          1,458         --          3,700
                                                         ---------    ---------    ---------    ---------
         Total cost of revenue .......................      45,221       19,070       85,836       74,585
                                                         ---------    ---------    ---------    ---------
         Gross profit ................................      13,461        6,325       24,282       19,953
                                                         ---------    ---------    ---------    ---------

Operating expenses:
     In-process research and development .............      29,300         --         31,617          700
     Research and development ........................       8,613        7,957       17,029       29,591
     Selling and marketing ...........................      32,837       15,615       63,113       74,281
     General and administrative ......................      10,189        7,908       17,995       37,270
     Amortization and impairment of goodwill and other
      intangibles ....................................      87,003       41,124      118,808      785,277
     Restructuring costs .............................        --          5,584         --         26,505
     Acquisition costs ...............................       4,951         --          4,951         --
     Stock compensation ..............................      36,948        5,103       37,274       14,397
                                                         ---------    ---------    ---------    ---------
         Total operating expenses ....................     209,841       83,291      290,787      968,021
                                                         ---------    ---------    ---------    ---------
Loss from operations .................................    (196,380)     (76,966)    (266,505)    (948,068)

Other income (expense):
     Interest income .................................       1,498          845        4,284        4,460
     Interest expense ................................      (1,235)        (249)      (2,282)        (876)
     Equity in loss of joint venture .................        (315)        --         (1,016)        --
     Minority interest ...............................        --            260         --            915
     Other expense, net ..............................         (73)        (527)         (96)      (2,448)
                                                         ---------    ---------    ---------    ---------
Net loss .............................................   $(196,505)   $ (76,637)   $(265,615)   $(946,017)
                                                         =========    =========    =========    =========

Basic and diluted net loss per share .................                $   (0.39)                $   (4.87)
                                                                      =========                 =========

Weighted average number of basic and diluted
   shares outstanding ................................                  196,943                   194,121
                                                                      =========                 =========
Pro forma basic and diluted net loss per share .......   $   (1.14)                $   (1.97)
                                                         =========                 =========
Pro forma weighted average number of basic
   and diluted shares outstanding ....................     172,408                   134,578
                                                         =========                 =========


 See accompanying notes to interim unaudited consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 2001
                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                                            2000          2001
                                                                          ---------    ---------
Cash flows from operating activities:
     Net loss .........................................................   $(265,615)   $(946,017)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation, amortization and impairment charges ............     122,709      800,768
         Equity in loss of joint venture ..............................       1,041         --
         Provision for bad debts ......................................       2,843       16,950
         Stock compensation ...........................................      37,274       14,397
         Amortization of discount on available-for-sale securities ....      (1,176)          (6)
         Gain on sale of available-for-sale securities ................         (40)        --
         Loss on disposal of property and equipment ...................        --          5,071
         Minority interest ............................................        --           (915)
         In-process research and development ..........................      31,617          700
         Changes in operating assets and liabilities, net of impact of acquisitions:
              Accounts receivable .....................................     (32,882)      44,454
              Prepaid expenses and other assets .......................      (5,729)       1,046
              Due to CMGI and affiliates ..............................       1,782       11,246
              Accounts payable ........................................      10,834      (27,831)
              Accrued expenses and accrued restructuring costs ........      (7,921)       6,158
              Deferred revenue ........................................        (592)      (4,055)
                                                                          ---------    ---------
                  Net cash used for operating activities ..............    (105,855)     (78,034)
                                                                          ---------    ---------
Cash flows from investing activities:
     Purchase of available-for-sale securities ........................     (54,263)        --
     Proceeds from redemption of available-for-sale securities ........      61,562       16,400
     Net cash acquired on acquisition of subsidiaries .................      15,936        2,706
     Purchases of property and equipment ..............................     (10,370)      (6,986)
     Proceeds from sale of property and equipment .....................        --            858
     Other ............................................................      (1,992)        --
                                                                          ---------    ---------
                  Net cash provided by investing activities ...........      10,873       12,978
                                                                          ---------    ---------

Cash flows from financing activities:
     Net change in debt to CMGI and affiliates ........................      31,963         --
     Proceeds from issuance of common stock, net of issuance costs and
      repurchases .....................................................       1,634        5,856
     Repayment of capital lease obligations ...........................        (719)      (4,042)
     Repayment of long-term debt ......................................      (1,413)      (1,654)
                                                                          ---------    ---------
                  Net cash provided by financing activities ...........      31,465          160
                                                                          ---------    ---------

Effect of exchange rate changes on cash and cash equivalents ..........         (24)         (13)
                                                                          ---------    ---------
Net decrease in cash and cash equivalents .............................     (63,541)     (64,909)

Cash and cash equivalents, beginning of period ........................     112,034      119,809
                                                                          ---------    ---------
Cash and cash equivalents, end of period ..............................   $  48,493    $  54,900
                                                                          =========    =========
Supplemental disclosures of cash flow information:
        Cash paid for interest ........................................   $   2,282    $     876


 See accompanying notes to interim unaudited consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     We have prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2000 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 30, 2000. The results for the three and nine-month periods ended April 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform to the current year presentation.


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

     Pro forma basic and diluted loss per share for the periods in fiscal 2000 reflects the impact of the conversion of debt owed to CMGI, Inc. ("CMGI") and preferred stock of Adsmart Corporation ("Adsmart"), after adjustment for the Engage exchange ratio, as of the date of the beginning of each period, or date of issuance, if later, using the "if-converted method".

     Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted into shares of convertible preferred stock of Adsmart at the option of CMGI. CMGI elected to convert all advances and accrued interest outstanding into shares of Adsmart convertible preferred stock on April 28, 2000. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into our common stock occurred upon the completion of our acquisition of Adsmart (see Notes C and D). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the three and nine months ended April 30, 2000 reflect the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of the period or date of issuance, if later, using the if-converted method. Historical basic and diluted net loss per share has not been presented on the face of the consolidated statements of operations for the three and nine month periods ended April 30, 2000 because it is irrelevant due to the change in our capital structure and resultant basic and diluted loss per share that resulted upon conversions of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the basic and diluted loss per share computation for our reported net loss is as follows:

                      BASIC AND DILUTED NET LOSS PER SHARE


                                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        APRIL 30, 2001       APRIL 30, 2001
                                                                        --------------       --------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss.......................................................           $(76,637)            $(946,017)
                                                                          --------             ---------
DENOMINATOR:
Weighted average shares outstanding............................            196,943               194,121
                                                                          --------             ---------
Basic and diluted net loss per share...........................           $  (0.39)            $   (4.87)
                                                                          ========             =========

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted loss per share computation for our reported net loss is as follows:

                 PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE


                                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        APRIL 30, 2000       APRIL 30, 2000
                                                                        --------------       --------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss.......................................................           $(196,505)           $(265,615)
                                                                          ---------            ---------
DENOMINATOR:
Weighted average shares outstanding............................             162,681              125,235
Assumed conversion of debt to CMGI.............................               9,727                9,343
                                                                          ---------            ---------
Weighted average number of diluted shares outstanding..........             172,408              134,578
                                                                          ---------            ---------
Pro forma basic and diluted net loss per share.................           $   (1.14)           $   (1.97)
                                                                          =========            =========



     Had we presented the historical basic and diluted net loss per share, the reconciliation of the numerators and denominators of the historical basic and diluted net loss per share would have been as follows:

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                 HISTORICAL BASIC AND DILUTED NET LOSS PER SHARE


                                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        APRIL 30, 2000       APRIL 30, 2000
                                                                        --------------       --------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss.......................................................           $(196,505)           $(265,615)
                                                                          ---------            ---------
DENOMINATOR:
Weighted average shares outstanding............................             162,681              125,235
                                                                          ---------            ---------
Basic and diluted net loss per share...........................           $   (1.21)           $   (2.12)
                                                                          =========            =========

     At April 30, 2001, we had outstanding stock options to purchase 19,445,100 shares of common stock at a weighted average exercise price of $7.63 that could potentially dilute earnings per share. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

C.   ACQUISITIONS

     On August 31, 2000, we completed our acquisition of Space Media Holdings Limited ("Space"), a leading independent Internet marketing network in Asia, in an all-stock transaction for approximately $35.8 million including acquisition costs of $425,000 and net of cash acquired of $70,000. The purchase price consisted of approximately 3,174,000 common shares with a per share value of $11.17. We also recorded approximately $18.9 million in deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. Contingent consideration, consisting of approximately 1,404,000 common shares, has been placed in escrow to secure certain performance obligations by Space. The value of the escrow shares will be recorded as additional purchase price at the then-fair value upon the attainment of the performance goals measured through December 31, 2000. We are currently assessing attainment of these performance goals. At April 30, 2001, the probability that the performance goals will be attained is remote, and therefore it is unlikely that additional purchase price will be recorded. The shares we issued in connection with the Space acquisition are not registered under the Securities Act of 1933 and are subject to certain restrictions on transferability. The value of our shares included in the purchase price was recorded net of a weighted average 10% market discount to reflect restrictions on transferability on some of these shares.

     On September 11, 2000, we completed our acquisition of MediaBridge, a leading software provider of cross-media, closed loop targeted marketing systems, for approximately $219.1 million including acquisition costs of approximately $482,000 and net of cash acquired of $2.6 million. The purchase price consisted of approximately 11,741,000 common shares with a weighted average per share value of $16.20 and stock options to acquire our common stock valued at approximately $31.1 million. We also recorded approximately $7.0 million in deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge. The value of our shares included in the purchase price was recorded net of a weighted average 6.25% market discount to reflect restrictions on transferability on some of these shares. In the third quarter of fiscal 2001, we recorded a $2.9 million adjustment to the goodwill that was originally recorded for the MediaBridge acquisition. The adjustment related principally to accruing liabilities related to MediaBridge's pre-acquisition contingencies. The additional goodwill recorded will be amortized over the remaining life of the goodwill originally recorded for the MediaBridge acquisition.

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

     The adjusted purchase prices for the acquisitions were allocated, as adjusted, as follows:

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



                                                                                 MEDIABRIDGE     SPACE
                                                                                 -----------   ---------
                                                                                     (IN THOUSANDS)


Working capital deficit, net of cash acquired of $2,636
  for MediaBridge and $70 for Space ...........................................    $(10,177)     $(1,042)
Property and equipment, net ...................................................       2,034          434
Other assets ..................................................................         286         --
In-process research and development ...........................................         700         --
Long-term obligations .........................................................        (690)        --
Goodwill ......................................................................     202,612       36,416
Other identifiable intangible assets ..........................................      24,300         --
                                                                                   --------      -------
Purchase price, net of cash acquired ..........................................    $219,065      $35,808
                                                                                   ========      =======

     In December 2000, in accordance with the Agreement and Plan of Merger with AdKnowledge, we recorded additional purchase consideration of $3.0 million resulting from contingent consideration due based on certain performance goals being met by AdKnowledge. This additional consideration was paid directly by CMGI in the form of CMGI common shares based on the provisions of the AdKnowledge merger agreement. Upon closing the AdKnowledge acquisition, we issued Engage common shares to CMGI in consideration for the CMGI common shares that were placed in escrow to satisfy certain performance goals; no value had previously been ascribed to the Engage common shares issued. Upon AdKnowledge's attainment of the performance goals, we recorded the $3.0 million contingent consideration value as an increase to goodwill and additional paid-in capital. The additional goodwill is being amortized over the remaining life of the goodwill originally recorded for the AdKnowledge acquisition.

     The following table represents our unaudited pro forma results of operations for the nine months ended April 30, 2000 and 2001, as if the AdKnowledge, Flycast, Virtual Billboard Network ("VBN"), Interactive Solutions Inc. ("ISI"), MediaBridge and Space acquisitions had all occurred on August 1, 1999 and as if we owned 66.6% of Engage Technologies Japan on August 1, 1999. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation, acquisition related costs expensed by Flycast and MediaBridge prior to the date of acquisition, the elimination of amounts expensed for in-process research and development and for the issuance of shares used in the acquisition, and the elimination of intercompany transactions. The following has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future:


                                                                                Nine months ended April 30,
                                                                                ---------------------------
                                                                                    2000            2001
                                                                                    ----            ----
                                                                           (In thousands, except per share data)

Net revenue ...................................................................   $ 164,631    $  95,835
Net loss ......................................................................    (498,140)    (966,214)
Pro forma net loss per share ..................................................       (2.63)       (4.92)

     Under the terms of the Flycast Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unexercised CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Flycast merger agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the nine months ended April 30, 2001 is as follows:

                                                                                 (IN THOUSANDS)
  Net dividend to CMGI recorded as of July 31, 2000.............................  $2,169,441
  Value of Engage common shares due from CMGI for option cancellations for the
    period August 1, 2000 through April 30, 2001................................    (139,487)
  Cash consideration for exercise price of CMGI stock options exercised from
    August 1, 2000 through April 30, 2001.......................................        (866)
                                                                                  ----------
       Cumulative net dividend to CMGI as of April 30, 2001.....................  $2,029,088
                                                                                  ==========


                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


D.   COMBINING FINANCIAL INFORMATION

     The acquisitions of Adsmart and Flycast have been accounted for as an "as-if pooling" and accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Adsmart back to April 1, 1996, the date CMGI founded the separate businesses and of Flycast back to January 13, 2000, the date CMGI completed its acquisition of Flycast. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.


                                                                   NINE MONTHS
                                                                 ENDED APRIL 30,
                                                                      2000
                                                                 --------------
                                                                  (IN THOUSANDS)

Revenue:
     Engage.....................................................    $  37,297
     Adsmart ....................................................      45,291
     Flycast ....................................................      29,132
     Eliminations ...............................................      (1,602)
                                                                    ---------
         Total revenue ..........................................   $ 110,118
                                                                    =========

Net loss:
     Engage .....................................................   $(117,761)
     Adsmart ....................................................     (24,057)
     Flycast ....................................................    (123,797)
                                                                    ---------
         Total net loss .........................................   $(265,615)
                                                                    =========

     All significant transactions among Engage, Flycast and Adsmart within the periods for which consolidated results of operations have been pooled have been eliminated.

E.   IMPAIRMENT

     During the three and six months ended January 31, 2001, we recorded impairment charges totaling approximately $521.8 million and $538.6 million, respectively, as a result of management's business review and impairment analysis performed during the six month period ended January 31, 2001 under its existing policy regarding impairment of long-lived asssets. No impairment charges were recorded during the three month period ended April 30, 2001. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. This assessment is conducted at a segment level, as the individual acquisitions have been integrated into operating segments whose value is better determined by assessing the value of the segments as opposed to the value of the individual acquisitions within the segments. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes an analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies.

     In the quarter ended January 31, 2001, we continued to experience sequential declines in operating results for our media business, primarily as a result of the continued weak overall demand in the Internet advertising market. As a result, during management's quarterly reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. Accordingly, during the second quarter of fiscal 2001 we recorded impairment charges totaling approximately $521.8 million related to goodwill and certain other intangible assets within our Media segment, primarily related to our prior acquisitions of Internet Profiles Corporation, Adsmart, AdKnowledge and Flycast.

     Through January 31, 2001, each of the companies for which impairment charges were recorded had experienced declines in operating and financial metrics in comparison to the metrics forecasted at the time of the companies' respective acquisitions. The impairment analysis considered that these companies were recently acquired during the time period from March 1999 to August 2000. However, sufficient monitoring was performed over the course of the past several quarters and the companies' have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for our Media segment during the first six months of fiscal 2001.

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

     We continued to assess impairment during the quarter ended April 30, 2001 based on changes in our business and actual financial performance during the quarter compared to the financial forecasts used in assessing impairment in prior quarters. Based on our belief that there has been no material change in the factors used in assessing our prior impairment charges, no additional impairment charges were recorded during the quarter ended April 30, 2001.


F.   COMPREHENSIVE LOSS

     The components of our comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                             THREE MONTHS ENDED APRIL 30,      NINE MONTHS ENDED APRIL 30,
                                                             ----------------------------      ---------------------------
                                                                2000              2001            2000              2001
                                                             ---------         --------        --------          ---------
                                                                                     (IN THOUSANDS)

Net loss................................................     $(196,505)        $(76,637)       $(265,615)        $(946,017)
Foreign currency adjustments............................           (25)              82               66              (100)
Net unrealized holding gain (loss) arising during the
 period.................................................           (16)              45              687                79
                                                             ---------         --------        ---------         ---------
     Comprehensive loss.................................     $(196,546)        $(76,510)       $(264,862)        $(946,038)
                                                             =========         ========        =========         =========


G.   NON-CASH TRANSACTIONS

     During the nine months ended April 30, 2000 and 2001, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $1,766,000 and $4,595,000 in both deferred compensation and additional paid-in capital in the nine months ended April 30, 2000 and 2001, respectively.

     During the nine months ended April 30, 2000, we acquired AdKnowledge and Flycast through the issuance of common stock.

     During the nine months ended April 30, 2001, we acquired MediaBridge and Space through the issuance of common stock. See Note C.

     During the nine months ended April 30, 2001, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of Engage common shares previously issued to CMGI as part of the Flycast acquisition (See Note C). As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $139.5 million for the nine months ended April 30, 2001.

     See Note K for additional non-cash restructuring activities.

H.   STOCK COMPENSATION

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                                             THREE MONTHS ENDED APRIL 30,      NINE MONTHS ENDED APRIL 30,
                                                             ----------------------------      ---------------------------
                                                               2000             2001            2000              2001
                                                             -------           ------         -------           -------
                                                                                   (IN THOUSANDS)

Cost of revenue..........................................     $    10           $  666         $    81           $ 1,663
Research and development.................................          60              105             225               305
Selling and marketing....................................       5,650            2,519           5,821             7,597
General and administrative...............................      31,228            1,813          31,147             4,832
                                                              -------           ------         -------           -------
   Total                                                      $36,948           $5,103         $37,274           $14,397
                                                              =======           ======         =======           =======

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

I.   SEGMENT REPORTING

     Our operations and corresponding organizational structure is currently aligned into two segments based on the type of products and services offered:
(i) Software and Services and (ii) Media. Prior to January 31, 2001, our organizational structure was aligned into three segments; Media, Software and Services, and Media Management. As part of a corporate restructuring announced during the quarter ended January 31, 2001, we combined our Media and Media Management segments into one operating segment. Accordingly, for all periods presented, our segment information has been reclassified to combine the Media and Media Management segment information that had previously been separately reported. Software and Services is primarily engaged in the development and sale of software that provides a scalable, enterprise-wide set of software applications to facilitate the development of integrated promotional campaigns and enable Web publishers, advertisers and merchants to target and deliver advertisements, content and e-commerce offerings to their audiences. Our Software and Services segment also provides customers with consulting services, which include traditional consulting as well as installation, training, and software support. Our Media segment provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies in addition to delivering solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns.

     Revenue and gross profit by segment is as follows:

                                                            THREE MONTHS ENDED APRIL 30,      NINE MONTHS ENDED APRIL 30,
                                                          -------------------------------   ------------------------------
                                                               2000             2001            2000              2001
                                                             -------           ------         -------           -------
                                                                                   (IN THOUSANDS)

SOFTWARE AND SERVICES
     Revenue...............................................  $ 6,942          $12,573        $ 19,573           $34,291
     Gross profit..........................................    4,207            3,915          13,270            12,171

MEDIA
     Revenue................................................ $51,740          $12,822        $ 90,545           $60,247
     Gross profit...........................................   9,254            2,410          11,012             7,782

CONSOLIDATED SEGMENT TOTALS
     Revenue................................................ $58,682          $25,395        $110,118           $94,538
     Gross profit...........................................  13,461            6,325          24,282            19,953




     Assets information by operating segment is not reported since we do not identify assets by segment.

     Revenue and related costs within our Software and Services segment are as follows:

                                                             THREE MONTHS ENDED APRIL 30,      NINE MONTHS ENDED APRIL 30,
                                                           -------------------------------   ------------------------------
                                                               2000             2001            2000              2001
                                                             -------           ------         -------           -------
                                                                                   (IN THOUSANDS)


PRODUCT
     Revenue...............................................  $4,412           $4,402         $12,756           $15,045
     Cost of revenue.......................................      45               99             104               291
     Amortization of developed technology..................      --            1,458              --             3,700

SERVICES
     Revenue...............................................  $2,530           $8,171         $ 6,817           $19,246
     Cost of revenue.......................................   2,690            7,101           6,199            18,129



J.   RELATED PARTY TRANSACTIONS

     We outsource data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for the three months ended April 30, 2000 and 2001 and the nine months ended April 30, 2000 and 2001 was approximately $4.7 million, $1.5 million, $10.6 million and $7.8 million, respectively.

K.   RESTRUCTURING

     We have undertaken restructuring activities in each of the first three quarters of fiscal 2001. In the first quarter of fiscal 2001, we reduced our headcount in an effort to eliminate redundant positions that resulted from recent acquisitions. Subsequent to our first restructuring, we identified continued weakness in the overall market, realized that revenues for the remaining three quarters of fiscal 2001 would be less than previously forecasted and in response identified additional cost saving opportunities. Accordingly, in the second quarter of fiscal 2001, we identified specific restructuring activities that were completed in the second quarter and

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



identified additional restructuring initiatives that would be finalized in the third and fourth quarters of fiscal 2001. The additional restructuring opportunities included further consolidating operations, combining ad serving platforms and eliminating positions during the second, third and fourth quarters of fiscal 2001 as on-going business needs allowed. The actual restructuring charges from our restructuring activities are recorded in the quarter in which we have committed to specific restructuring activities that identify all significant actions to be taken as part of that quarter's restructuring.

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

     In April of fiscal 2001, management approved specific restructuring activities (the "Q3 Restructuring") designed to further increase operational efficiencies and bring costs in-line with revenue forecasts. The Q3 Restructuring included a reduction in workforce by approximately 90 persons or 14% of our worldwide workforce, with the employee reduction scheduled for completion by July 31, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close additional offices. In connection with the Q3 Restructuring, we incurred severance costs for terminated employees and accrued future lease costs, as well as a loss of $2.3 million associated with the sale of certain assets and liabilities of I/PRO to an unrelated third-party in April 2001.

     In addition, in April of fiscal 2001, adjustments to the costs accrued in our Q1 and Q2 restructurings were recorded totaling $42,000 and $531,000, respectively. These adjustments reflect additional costs incurred in excess of original estimates related to severance costs paid to employees as part of the Q1 and Q2 restructurings.

     The following table sets forth a summary of these restructuring costs and related charges for our Q1, Q2 and Q3 Restructurings and the balance of the restructuring reserve established (in thousands):

                                               FIXED ASSET   FUTURE
                                    SEVERANCE   WRITE-OFF  LEASE COST    TOTAL
                                    --------    --------    --------    --------
Q1 Restructuring ................   $  1,852    $    496    $  1,782    $  4,130
Q2 Restructuring ................      2,493       6,820       7,478      16,791
Q3 Restructuring ................        605       2,527       1,879       5,011
Adjustment to Q1 Restructuring ..         42        --          --            42
Adjustment to Q2 Restructuring ..        531        --          --           531
Cash charges ....................     (5,255)      1,158      (1,597)     (5,694)
Non-cash charges ................       --       (10,078)        318      (9,760)
                                    --------    --------    --------    --------
Reserve balance at April 30, 2001   $    268    $    923    $  9,860    $ 11,051
                                    ========    ========    ========    ========


     We anticipate that the remaining unpaid restructuring charges will be paid through July 2001, April 2002 and February 2003 for the Q1, Q2 and Q3 Restructurings, respectively.

                                  ENGAGE, INC.
    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in this section, the "Factors That May Affect Future Results and Market Price of Stock" section included in our Annual Report on Form 10-K filed with the SEC on October 30, 2000, and the risk factors discussed in our other filings with the SEC. In addition, any forward-looking statements represent our estimates only as of the day the report was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so even if our estimates change.

OVERVIEW

     We are a leading provider of enterprise marketing and digital asset management software and interactive media. At April 30, 2001, we were an approximately 77% owned subsidiary of CMGI, Inc. Our broad offering of products and services enable marketers, Web sites and e-commerce merchants to use the Internet as well as other interactive media to recruit and retain customers. Our products and services allow marketers to get better results from their marketing campaigns and allow Web sites to monetize their audiences more effectively. We have generated most of our revenue to date through sales of advertising management software and outsourced services and sales of media and media services.

     Our operations and corresponding organizational structures are currently aligned into two segments based on the type of products and services offered:
(i) Software and Services and (ii) Media. Prior to January 31, 2001, our organizational structure was aligned into three segments; Media, Software and Services, and Media Management. As part of a corporate restructuring announced during the quarter ended January 31, 2001, we combined our Media and Media Management segments into one operating segment. Accordingly, for all periods presented, our segment information has been reclassified to combine the Media and Media Management segment information that had previously been separately reported. Our Software and Services segment offers customers a host of enterprise marketing software and services, including software to automate online advertising management, create and deliver web-site specific local profiles of Web users and create, plan, deliver and refine integrated promotional campaigns. Our Media segment offers a range of products and services that enable Web marketers to target and deliver marketing campaigns to their desired audience. In addition, the segment offers products and services that allow Web marketers to execute, analyze, measure and optimize the effectiveness of their online media campaigns as well as to measure web site traffic. This segment is primarily made up of the former AudienceNet, Flycast and Adsmart networks, and our recently launched business-to-business network, and AdKnowledge Inc., as well as Internet Profiles Corporation ("I/PRO"), whose services we ceased offering as part of our sale of certain assets of IPRO in April 2001.

     In April of fiscal 2001, our management approved specific restructuring activities (the "Q3 Restructuring") designed to further increase operational efficiencies and bring costs in line with revenue forecasts. The Q3 Restructuring included a reduction in workforce by approximately 90 persons or 14% of our worldwide workforce, with the employee reduction scheduled for completion by July 31, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close additional offices. In connection with the Q3 Restructuring, we incurred severance costs for terminated employees and accrued future lease costs, as well as a loss of $2.3 million associated with the sale of certain assets and liabilities of I/PRO to an unrelated third-party in April 2001.


BUSINESS COMBINATIONS

     In December 1999, we acquired AdKnowledge, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns, for total purchase consideration of approximately $164.0 million, including $3.0 million of additional purchase consideration paid upon the attainment of certain performance goals at the one year anniversary of the acquisition. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

     In April 2000, we acquired Adsmart, an online advertising network, and Flycast Communications Corporation ("Flycast"), a leading provider of Internet direct response advertising solutions, for total purchase consideration of approximately $3.24 billion. The acquisitions have been accounted for as a combination of entities under common control (i.e., "as if pooling"). Our results of operations reflect the results of operations of Adsmart beginning April 1, 1996 and Flycast beginning January 13, 2000.

     In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network ("VBN") for total purchase consideration of approximately $4.7 million and Interactive Solutions, Inc. ("ISI") for total purchase consideration of approximately $4.8 million. The acquisitions have been accounted for using the purchase method, and accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

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

     In September 2000, we acquired MediaBridge Technologies, Inc. ("MediaBridge"), a leading provider of cross-media closed loop targeted marketing systems, for total purchase consideration of approximately $219.1 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

SALE OF CERTAIN ASSETS AND LIABILITIES OF INTERNET PROFILES CORPORATION

     In March 2001, we entered into an Asset Purchase Agreement for the transfer of certain fixed assets and the purchaser's assumption of certain capital lease obligations of I/PRO, which was completed in April 2001. As a result of the transaction we recognized a $2.3 million loss on sale of the assets and liabilities that is included in our Q3 Restructuring charge.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 2001

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

     Revenue from our Software and Services segment increased from $6.9 million for the three months ended April 30, 2000 to $12.6 million for the three months ended April 30, 2001, an 81% increase. Gross margin for the Software and Services segment decreased from 61% for the three months ended April 30, 2000 to 31% for the three months ended April 30, 2001. The increase in revenue for the three months ended April 30, 2001 was due to revenue attributable to MediaBridge, which we acquired on September 11, 2000, partially offset by a 17% decrease in revenue attributable to existing Engage software products. The decrease in Software and Services gross margin was primarily due to payroll and related costs for MediaBridge's professional services group, the inclusion of non-cash amortization of developed technology intangible assets recorded as part of the MediaBridge acquisition, and, to a lesser extent, due to an increased number of employees within the Software and Services segment. Additionally, our service margins have been negatively impacted because consultants were required to expend effort on non-billable, pre acquisition contingencies relating to contractual obligations assumed in connection with the acquisition of MediaBridge in September 2000. In the quarter ended April 30, 2001, we identified all of the costs incurred related to effort that was performed post acquisition through April 30, 2001 to satisfy the pre-acquisition service obligations of MediaBridge and recorded an adjustment to goodwill. As a result of the adjustment to the purchase price of MediaBridge, our service margins have benefited by the amount of costs that were incurred during Q1 and Q2 2001 by our service professionals to fulfill the contractual obligations assumed at the acquisition date. The acquisition of MediaBridge has changed the revenue mix between products and services, resulting in an increase in the percentage of segment revenue derived from services. As services revenue typically has lower margins than product revenue, this has resulted in decreased margins within our Software and Services segment.

     We anticipate that revenue for our Software and Services segment may decline slightly in our fourth quarter of fiscal 2001 as compared to the quarter ended April 30, 2001. The sales cycle for large software solutions continues to be long and difficult to predict.

     MEDIA. Media provides a comprehensive system for planning, buying, selling, and managing Web advertising to advertisers and agencies in addition to delivering solutions to help advertisers execute, measure, analyze and optimize their Internet marketing campaigns. A significant portion of Media revenue is derived primarily from the delivery of advertisements across a network of over 3,400 Web sites. Pricing of advertising is generally based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. Cost of revenue consists primarily of amounts paid to each Web site in the network based on an agreed upon percentage of the revenue generated by advertisements run on its site as well as both internal and external ad serving costs.

     As part of a corporate restructuring announced during the quarter ended January 31, 2001, we combined our Media and Media Management segments into one operating segment. Accordingly, for all periods presented, our segment information has been reclassified to combine the Media and Media Management segment information that had previously been separately reported.

     Revenue for the Media segment decreased from $51.7 million for the three months ended April 30, 2000 to $12.8 million for the three months ended April 30, 2001, a 75% decrease. Gross margin for the Media segment increased from 18% for the three months ended April 30, 2000 to 19% for the three months ended April 30, 2001. The decrease in revenue is primarily due to the continued softness in the overall Media market, partially caused by the continued loss of "dot com" customers from the market. The increase in the gross margin percentage for the three months ended April 30, 2001 versus the three months ended April 30, 2000 was primarily due to the elimination of low or negative margin guaranteed contracts during the past several quarters, partially offset by the impact of a lower revenue base in the three months ended April 30, 2001.

     We expect that fourth quarter Media segment revenue from our existing products will decline slightly compared to our Media revenue for the third quarter of fiscal 2001. As a result of ceasing the operations of our I/PRO business, our fourth quarter Media revenues will be negatively impacted by the loss of I/PRO revenue that we realized up through April 19, 2001, the date we ceased operations of our I/PRO business. Due to this fact and the continued softness of the interactive marketplace, we expect that total Media segment revenue will decline 15% to 20% in the fourth fiscal quarter compared to Media revenue for the third quarter of fiscal 2001. In an effort to improve our profitability, we have negotiated agreements with a majority of the Web sites in our network to increase the percentage of revenue we retain, as well as to require in certain situations that we recuperate certain costs associated with our ad technology prior to sharing net revenue with the Web sites. While these efforts have reduced the number of Web sites in our network, we believe that such efforts will continue to improve our results of operations and financial condition as evidenced by the improved Media gross margins realized in the third quarter of fiscal 2001.

OPERATING EXPENSES

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $29.3 million for the three months ended April 30, 2000, resulting from the Flycast acquisition.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Research and development expenses decreased from $8.6 million for the three months ended April 30, 2000 to $8.0 million for the three months ended April 30, 2001, an 8% decrease. This decrease was primarily due to headcount reductions resulting from our recent restructuring activities, partially offset by the inclusion of the results of operations of MediaBridge in periods subsequent to our acquisition of MediaBridge in September 2000. Including acquisitions, the average headcount for our research and development staff decreased 22% for the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000. Research and development expenses were 15% of revenue for the three months ended April 30, 2000, compared to 31% of revenue for the three months ended April 30, 2001. This increase, as a percentage of revenue, is largely due to the decline in Media revenue for the 2001 period.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows and depreciation expense. Selling and marketing expenses decreased from $32.8 million for the three months ended April 30, 2000 to $15.6 million for the three months ended April 30, 2001, a 52% decrease. The decrease in costs was primarily due to headcount reductions resulting from our recent restructuring activities, partially offset by the inclusion of the results of operations of MediaBridge. In addition, a portion of the decrease in costs is the result of lower spending on advertising initiatives and a decline in commissions resulting from lower revenues. Including acquisitions the average headcount for our sales and marketing staff decreased 33% for the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000. Sales and marketing expenses were 56% of revenue for the three months ended April 30, 2000, compared to 61% for the three months ended April 30, 2001. This increase is largely due to the decline in Media revenue for this period.

     GENERAL AND ADMINISTRATIVE. General and administrative costs consist principally of payroll and related costs, consulting and professional fees, facilities and related costs, bad debt expense and depreciation expense. General and administrative expenses decreased from $10.2 million for the three months ended April 30, 2000 to $7.9 million for the three months ended April 30, 2001, a 22% decrease. The decrease in costs was primarily due to headcount reductions resulting from our recent restructuring activities. Including acquisitions, the average headcount for our general and administrative staff decreased 14% for the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000. General and administrative costs were 17% of revenue for the three months ended April 30, 2000, compared to 31% for the three months ended April 30, 2001, primarily due to the shortfall in revenue we experienced in our most recent quarter. Additionally, we maintained many of our general and administrative staff on our payroll through April 30, 2001 as part of our plan to consolidate operations and transition all domestic general and administrative responsibilities to our corporate headquarters. Accordingly, the full savings associated with reducing our general and administrative headcount in fiscal 2001 will not be realized until the fourth quarter of fiscal 2001.

     AMORTIZATION AND IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets decreased from $87.0 million for the three months ended April 30, 2000 to $41.1 million for the three months ended April 30, 2001. During the six months ended January 31, 2001, we recorded impairment charges totaling approximately $538.6 million as a result of management's business review and impairment analysis performed at January 31, 2001, under its existing policy regarding impairment of long-lived assets. Impairment charges were recorded on intangibles assets generated from our acquisitions of Adsmart, I/PRO, AdKnowledge, Flycast, VBN, and Space. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies. We continued to see sequential declines in operating results for our media business during fiscal 2001, primarily as a result of the continued weak overall demand in the Internet advertising market. As a result, in the second quarter of fiscal 2001 during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. As we operate in a volatile environment, it is possible that the impairment factors we evaluated will change in subsequent periods, resulting in material impairment charges in future periods. As a result of the impairment charges recorded during fiscal 2001, the balance of intangible assets carried on our balance sheet significantly decreased, resulting in the decrease in amortization expense during the three months ended April 30, 2001 as compared to the three months ended April 30, 2000.


     RESTRUCTURING. In April of fiscal 2001, management approved specific restructuring activities designed to further increase operational efficiencies and bring costs in line with revenue forecasts. The Q3 Restructuring included a reduction in workforce by approximately 90 persons or 14% of our worldwide workforce, with the employee reduction scheduled for completion by July 31, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close additional offices. In connection with the Q3 Restructuring, we incurred severance costs for terminated employees and accrued future lease costs, as well as a loss of $2.3 million associated with the sale of certain assets and liabilities of I/PRO to an unrelated third-party in April 2001. As a result of the Q3 Restructuring we have recorded restructuring expense of $5.6 million during the three months ended April 30, 2001. The Q3 Restructuring charge of $5.6 million includes $573,000 related to adjustments to the Q1 and Q2 Restructurings.

     STOCK COMPENSATION. Stock compensation expense decreased from $36.9 million for the three months ended April 30, 2000 to $5.1 million for the three months ended April 30, 2001. Approximately $36.6 million of the decrease in stock compensation expense was related to stock compensation expense recorded during the three months ended April 30, 2000 for the acceleration of the vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements. This was partially offset by approximately $4.6 million of stock compensation recorded during the three months ended April 30, 2001 related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. The amount recorded as deferred compensation for Space is being amortized to expense over the one-year employment continuation period. We also recorded approximately $295,000 of stock compensation during the three months ended April 30, 2001 related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options.

INTEREST INCOME

     Interest income decreased from $1.5 million for the three months ended April 30, 2000 to $845,000 for the three months ended April 30, 2001, a 44% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during the three months ended April 30, 2001 as compared to the three months ended April 30, 2000.

INTEREST EXPENSE

     Interest expense decreased from $1.2 million for the three months ended April 30, 2000 to $249,000 for the three months ended April 30, 2001, an 80% decrease. During fiscal 1998, Adsmart entered into an arrangement with CMGI that required Adsmart to accrue interest on Adsmart's intercompany debt with CMGI at a rate of 7% per annum. During the three months ended April 30, 2000, interest expense was recorded on this debt, all of which was converted into equity in connection with the closing of our acquisition of Adsmart in April 2000. Interest expense recorded in the three months ended April 30, 2001 relates principally to capital lease obligations and notes payable assumed as part of the AdKnowledge and Flycast acquisitions.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of joint venture for the three months ended April 30, 2000 represented our share of our Japanese joint venture's losses. Equity in loss of joint venture was $315,000 in the three months ended April 30, 2000. In June 2000, we acquired a majority ownership position of Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan and ceased recording equity in loss of joint venture as of such date.

MINORITY INTEREST

     Minority interest for the three months ended April 30, 2001 was $260,000. In June 2000, we acquired a majority ownership position in Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan. Minority interest for the three months ended April 30, 2001 reflects the minority shareholders' share of the losses of Engage Technologies Japan for the three-month period.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 2001

REVENUE, COST OF REVENUE AND GROSS MARGIN

     SOFTWARE AND SERVICES. Revenue from our Software and Services segment increased from $19.6 million for the nine months ended April 30, 2000 to $34.3 million for the nine months ended April 30, 2001, a 75% increase. Gross margin for the Software and Services segment decreased from 68% for the nine months ended April 30, 2000 to 35% for the nine months ended April 30, 2001. The increase in revenue for the nine months ended April 30, 2001 was primarily due to additional revenue attributable to MediaBridge, which was acquired on September 11, 2000, and a small increase in revenue derived from existing Engage software products. The decrease in Software and Services gross margin was due to the inclusion of MediaBridge's results in the nine months ended April 30, 2001, which includes payroll and related costs for its professional services group, the inclusion of non-cash amortization of developed technology intangible assets recorded as part of the MediaBridge acquisition, and, to a lesser extent, an increased number of employees. The acquisition of MediaBridge has changed the revenue mix between products and services, resulting in an increase in the percentage of segment revenue derived from services which yield a much lower gross margin as compared to software license gross margins.

     MEDIA. Revenue for the Media segment decreased from $90.5 million for the nine months ended April 30, 2000 to $60.2 million for the nine months ended April 30, 2001, a 33% decrease. Gross margin for the Media segment increased from 12% for the nine months ended April 30, 2000 to 13% for the nine months ended April 30, 2001. The decrease in revenue is primarily due to the significant decrease in advertising spending across the Internet advertising market and a decrease in effective CPM rates. The increase in the gross margin percentage for the nine months ended April 30, 2001 versus the nine months ended April 30, 2000 was primarily due to a reduction in the number of low or negative margin guaranteed contracts in the nine months ended April 30, 2001 and the impact of our site re-negotiation efforts that commenced in the second quarter of fiscal 2001 which are resulting in a higher percentage of revenue retained by us.

OPERATING EXPENSES

     IN-PROCESS RESEARCH AND DEVELOPMENT. In-process research and development expense was $31.6 million for the nine months ended April 30, 2000, resulting from the AdKnowledge and Flycast acquisitions. In-process research and development expense was $700,000 for the nine months ended April 30, 2001, resulting from the MediaBridge acquisition.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from $17.0 million for the nine months ended April 30, 2000 to $29.6 million for the nine months ended April 30, 2001, a 74% increase. This increase was primarily due to the inclusion of the results of operations of AdKnowledge and Flycast for the nine months ended April 30, 2001 and of MediaBridge for the periods subsequent to its acquisition in September 2000, as well as an increase in our research and development staff. Including acquisitions, the average headcount for our research and development staff was 47% higher for the nine months ended April 30, 2001 compared to the nine months ended April 30, 2000. Research and development expenses were 15% of revenue for the nine months ended April 30, 2000, compared to 31% of revenue for the nine months ended April 30, 2001. This increase is largely due to the growth in the number of research and development employees without the increase in revenue that we expected during the nine months ended April 30, 2001.

     SELLING AND MARKETING. Selling and marketing expenses increased from $63.1 million for the nine months ended April 30, 2000 to $74.3 million for the nine months ended April 30, 2001, an 18% increase. The increase in costs was primarily due to the inclusion of the results of operations of AdKnowledge, Flycast, VBN and ISI, for the nine months ended April 30, 2001 and of Space and MediaBridge for periods subsequent to their acquisitions in August 2000 and September 2000, respectively. Additionally, in the second through fourth quarters of fiscal 2000 we increased our sales and marketing group in anticipation of revenue growth and we significantly expanded our international sales operations. Overall, including acquisitions and the reasons noted above, the average headcount for our sales and marketing staff was 27% higher for the nine months ended April 30, 2001 compared to the nine months ended April 30, 2000. Additionally, a portion of the increase in sales and marketing expenses was caused by an increase in advertising spending during the first quarter of fiscal 2001 in an effort to brand the Engage name and build market awareness for our consolidated product offerings. Sales and marketing expenses were 57% of revenue for the nine months ended April 30, 2000, compared to 79% for the nine months ended April 30, 2001. This increase is largely due to the growth in the number of sales and marketing employees without a related increase in revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $18.0 million for the nine months ended April 30, 2000 to $37.3 million for the nine months ended April 30, 2001, a 107% increase. Approximately 74% of the increase in general and administrative expense was due to bad debt expense of $17.0 million recorded in the nine months ended April 30, 2001, as compared to $2.8 million in the nine months ended April 30, 2000. The incremental bad debt expense relates principally to uncollectible accounts within our Media segment resulting from the large number of "dot com" companies that are financially troubled or have gone out of business subsequent to April 30, 2000. The remainder of the increase in general and administrative costs is due primarily to an increase in payroll and related costs associated with developing an administrative infrastructure to support operations and the inclusion of the results of operations of AdKnowledge and Flycast for the nine months ended
April 30, 2001 and of Space and MediaBridge for periods subsequent to their acquisitions in August 2000 and September 2000, respectively. General and administrative costs were 16% of revenue for the nine months ended April 30, 2000, compared to 39% for the nine months ended April 30, 2001, primarily due to increased bad debt expense recorded in the nine months ended April 30, 2001 and the shortfall in expected revenue during our most recent nine-month period, without a corresponding decrease in general and administrative costs. Additionally, we maintained many of our general and administrative staff on our payroll through April 30, 2001 as part of our plan to consolidate operations and transition all domestic general and administrative responsibilities to our corporate headquarters. Accordingly, the expected savings associated with reducing our general and administrative headcount in fiscal 2001 will not be realized until the fourth quarter of fiscal 2001.

     AMORTIZATION AND IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. Amortization of intangible assets increased from $118.8 million for the nine months ended April 30, 2000 to $785.3 million for the nine months ended April 30, 2001. During the nine months ended April 30, 2001, we recorded impairment charges totaling approximately $538.6 million as a result of management's business review and impairment analysis performed during the nine month period, under its existing policy regarding impairment of long-lived assets. Impairment charges were recorded on intangibles assets generated from our acquisitions of Adsmart, I/PRO, AdKnowledge, Flycast, VBN, and Space. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies. We continued to see sequential declines in operating results for our Media business during the first nine months of fiscal 2001, primarily as a result of the continued weak overall demand in the Internet advertising market. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. Additionally, the increase in amortization expense was due in part to amortization expense resulting from our acquisitions of AdKnowledge in December 1999, Flycast in January 2000, VBN and ISI in June 2000, Space in August 2000 and MediaBridge in September 2000. Intangible assets recorded for all of the aforementioned acquisitions are being amortized over two- three years under the straight-line method.

     RESTRUCTURING. In September of fiscal 2001, we implemented a restructuring plan (the "Q1 Restructuring") designed to bring costs in line with revenue and strengthen our financial performance. The Q1 Restructuring included a reduction of our workforce by approximately 170 persons or approximately 12% of our worldwide headcount, and was completed prior to October 31, 2000. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close two office locations and consolidate operations. In connection with the Q1 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements for office locations being closed. In January of fiscal 2001, we implemented a restructuring plan (the "Q2 Restructuring") designed to further increase operational efficiencies and bring costs more in line with revenue. The Q2 Restructuring included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount that was completed as of April 30, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close various offices. In connection with the Q2 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed. In April of fiscal 2001, management approved specific restructuring activities designed to further increase operational efficiencies and bring costs in-line with revenue forecasts. The Q3 Restructuring included a reduction in workforce by approximately 90 persons or 14% of our worldwide workforce, with the employee reduction scheduled for completion by July 31, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close additional offices. In connection with the Q3 Restructuring, we incurred severance costs for terminated employees and accrued future lease costs, as well as a loss of $2.3 million associated with the sale of certain assets and liabilities of I/PRO to an unrelated third-party in April 2001. In addition, the Q3 Restructuring charge includes $573,000 related to adjustments to the Q1 and Q2 Restructurings. As a result of the Q1, Q2 and Q3 Restructurings we have recorded restructuring expense of $26.5 million during the nine months ended April 30, 2001.

     STOCK COMPENSATION. Stock compensation expense decreased from $37.3 for the nine months ended April 30, 2000 to $14.4 million for the nine months ended April 30, 2001. Approximately $36.6 million of the decrease in stock compensation expense was related to stock compensation expense recorded during the three months ended April 30, 2000 for the acceleration of the vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements. This was partially offset by the amortization of deferred compensation recorded as part of our acquisition of Space and MediaBridge. We recorded approximately $18.9 million of deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. The amount recorded as deferred compensation for Space is being amortized to expense over the one-year employment continuation period. During the nine months ended April 30, 2001 we recorded stock compensation of $12.5 million related to the amortization of the Space deferred compensation. We also recorded approximately $7.0 million of deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options. During the nine months ended April 30, 2001 we recorded stock compensation of $880,000 related to the amortization of the MediaBridge deferred compensation. Finally, approximately $745,000 of stock compensation recorded in the nine months ended April 30, 2001 resulted from the acceleration of stock options granted to several executives whose employment with Engage was terminated during fiscal 2001.

INTEREST INCOME

     Interest income increased from $4.3 million for the nine months ended April 30, 2000 to $4.5 million for the nine months ended April 30, 2001, a 4% increase. The increase in interest income was due primarily to an increase in our average cash and investment balances in the nine months ended April 30, 2001 as compared to the nine months ended April 30, 2000.

INTEREST EXPENSE

     Interest expense decreased from $2.3 million for the nine months ended April 30, 2000 to $876,000 for the nine months ended April 30, 2001, a 62% decrease. During fiscal 1998, Adsmart entered into an arrangement with CMGI that required Adsmart to accrue interest on Adsmart's intercompany debt with CMGI at a rate of 7% per annum. During the nine months ended April 30, 2000, interest expense was recorded on this debt, all of which was converted into equity in connection with the closing of our acquisition of Adsmart in April 2000. Interest expense recorded in the nine months ended April 30, 2001 relates principally to capital lease obligations and notes payable assumed as part of the AdKnowledge and Flycast acquisitions.

EQUITY IN LOSS OF JOINT VENTURE

     Equity in loss of joint venture for the nine months ended April 30, 2000 represented our share of our Japanese joint venture's losses. Equity in loss of joint venture was $1.0 million in the nine months ended April 30, 2000. In June 2000, we acquired a majority ownership position of Engage Technologies Japan and, accordingly, began consolidating the results of operations of Engage Technologies Japan and ceased recording equity in loss of joint venture as of such date.

MINORITY INTEREST

     Minority interest for the nine months ended April 30, 2001 was $915,000. In June 2000, we acquired a majority ownership position in Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan. Minority interest for the nine months ended April 30, 2001 reflects the minority shareholders' share of the losses of Engage Technologies Japan for the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents and available-for-sale securities decreased from $136.0 million at July 31, 2000 to $54.9 million at April 30, 2001. We had working capital of $118.8 million at July 31, 2000 versus a working capital deficit of $16.2 million at April 30, 2001. Net cash used in operating activities was $78.0 million for the nine months ended April 30, 2001. Cash used in operating activities resulted primarily from net losses excluding non-cash depreciation, amortization and impairment charges and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and restructuring costs and a decrease in accounts receivable, due in part to increased bad debt exposure. Net cash provided by investing activities was $13.0 million for the nine months ended April 30, 2001, primarily from the redemption of available-for-sale securities, offset somewhat by investments to upgrade our network infrastructure equipment and costs incurred to improve our office space prior to our decision to consolidate operations that resulted from our restructuring initiatives. Net cash provided by financing activities was $160,000 and consisted primarily of proceeds received from the exercise of stock options offset by the repayment of capital lease obligations and long-term borrowings.

     As of April 30, 2001, we had $54.9 million of cash and cash equivalents. As of April 30, 2001 we owe CMGI and affiliates approximately $37.6 million which includes approximately $21.7 million of investment banker fees that were payable by Flycast, but were paid by CMGI on our behalf, in connection with CMGI's acquisition of Flycast. While we remain obligated to repay CMGI for the investment banker fees paid on our behalf, as of April 30, 2001, no specific repayment schedule has been agreed to. We anticipate that expenses will continue to decline as we begin to more fully realize the results of our restructuring efforts.

     CMGI has committed to make available to us up to $50.0 million in consideration of debt, equity, or a combination thereof to fund our working capital requirements, subject to negotiation of mutually acceptable terms and conditions and approval of both companies' respective Board of Directors. We anticipate that our available cash will be sufficient to support our operations through the next quarter, and assuming our objective to break-even on a cash basis by the end of the first quarter of fiscal 2002, the next twelve months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of April 30, 2001, we had subsidiaries throughout Europe and the Asia Pacific region. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, as these operations continue to grow, and if operations are commenced in additional countries, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. In the event we further expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

                           PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No exhibits to be filed.

(b)      Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the period ended April 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on June 14, 2001.

                                     By:  /s/ Anthony G. Nuzzo
                                          -------------------------------------
                                          Anthony G. Nuzzo
                                          Chief Executive Officer and President

                                     By:  /s/ Robert W. Bartlett
                                          -------------------------------------
                                          Robert W. Bartlett
                                          Executive V.P., Chief Financial
                                          Officer and Treasurer
                                          (Principal Accounting and Financial
                                          Officer of the Registrant)