Form 10-K
period 2001-07-31
ENGAGE INC
filed 2001-10-30
CIK 1084573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2001

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from   to   .

                               -----------------

                       Commission file number 000-26671

                                 ENGAGE, INC.

                      Delaware                 04-3281378
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)


               100 Brickstone Square,             01810
               Andover, Massachusetts           (Zip Code)
                (Address of Principal
                  Executive Offices)

                                (978) 684-3884
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 Par Value per share
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) as of October 14, 2001 was approximately $9,632,000.

   The number of shares outstanding of the registrant's Common Stock as of October 14, 2001 was 196,673,925.

                      Documents Incorporated by Reference

   Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on December 19, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ENGAGE, INC.

                   FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 PART I.                                                                   Page
                                                                           ----
 Item 1.   Business.......................................................    3
 Item 2.   Properties.....................................................    8
 Item 3.   Legal Proceedings..............................................    8
 Item 4.   Submission of Matters to a Vote of Security Holders............    8
 PART II.
 Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................    9
 Item 6.   Selected Financial Data........................................   10
 Item 7.   Management's Discussion and Analysis of Financial
             Position and Results of Operations...........................   11
 Item 7A   Quantitative and Qualitative Disclosures About Market Risk.....   27
 Item 8.   Financial Statements and Supplementary Data....................   28
 Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................   67
 PART III.
 Item 10.  Directors and Executive Officers of the Registrant.............   67
 Item 11.  Executive Compensation.........................................   67
 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management...............................................   67
 Item 13.  Certain Relationships and Related Transactions.................   67
 PART IV.
 Part 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.....................................................   67
           Signatures.....................................................   68

                                    PART 1.

Item 1. Business

Overview

   We are a leading provider of content management software for multichannel marketing. Our solutions are used by marketers, publishers, printers, direct mailers, Web sites and agencies to improve the performance and efficiency of their marketing efforts across multiple forms of media. Our solutions combine workflow automation and digital asset management functions and enable delivery of the resulting marketing programs across both traditional and new media channels. Whether the final product is print advertising, catalogs, direct mail, circulars, Web site promotions, or online advertising, our solutions streamline the planning, management, and delivery of multichannel marketing programs and materials, improving brand consistency and reducing production costs. Our solutions support collaboration across workgroups including colleagues, clients, partners and vendors and are designed to integrate easily into an organization's overall business workflow allowing marketing to share plans, schedules, costs and historical product and campaign performance with finance, planning, accounting, and merchandising.

   In the last year, we have undertaken a number of restructuring activities and implemented significant cost saving measures in an effort to bring costs in line with revenue and strengthen our financial performance. Since August 1, 2000, we have reduced our employee head count from 1,116 to 509. We have also undertaken plans to close several of our offices, cancel leases and consolidate operations as our on-going business needs have allowed. As a result of these efforts we have incurred restructuring charges from both continuing and discontinued operations of approximately $30.1 million for the fiscal year ended July 31, 2001 and expect to incur additional restructuring charges going forward.

   In addition, in August 2001, we decided to streamline our Media segment and shift our business focus to the growing market for content management software for multichannel marketing. Furthermore, in September 2001, we announced that we had sold certain assets of our AdKnowledge media service and were shutting down the remainder of our Media segment completely. Accordingly, for all periods presented, our Media segment is being accounted for as a discontinued operation and the media segment's assets have been segregated from continuing operations in the consolidated balance sheets, and its operating results have been segregated and reported as discontinued operations in the consolidated statements of operations and cash flows in the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Our Solutions

   Enterprises involved in the production and distribution of marketing materials are struggling to keep pace with changes brought by the Internet and other new information technologies. While the Internet and other new media represent important new communication and sales channels, it is difficult to create and deliver consistent marketing messaging across old and new media. Moreover, marketers risk alienating consumers if the ever growing number of marketing media fail to deliver messages tailored to the individual. In addition, as information technology has increased the pace of global communications, it has reduced the time required to develop new products and the time permitted to create and deliver new marketing messages and programs. Companies that are able to create and deliver new products and messages to the market first gain a substantial competitive advantage. Finally, marketers don't necessarily have more resources with which to accomplish all this. In fact, they are getting more pressure to quantify and deliver programs that have a high, measurable return on investment.

   These challenges demand that marketing and production departments look at content management solutions in order to deliver consistent messages across all channels, improve the speed with which they deliver messages, increase the relevancy of those messages to more targeted audiences, and enhance their organizational efficiency so that they can get more done with less resources and deliver the highest possible return on investment on every program.

   Engage has developed a comprehensive content management solution for multichannel marketing. At the core of our solution is ContentServer. It includes a media-independent digital asset management system that accommodates almost every media type and file format in use today. It is based on powerful, relational database technology that maintains complex relationships between digital assets, making it easy for the production department to collaborate on the creation and delivery of digital assets and repurpose those assets across multiple communication channels. It's comprehensive workflow automation tools allow production departments to witness significant improvement in productivity and time to market, to reduce the number of errors, while at the same time lower costs. ContentServer integrates easily into an organization's overall business workflow with XML or middleware-brokered interfaces. New jobs can be initiated by booking systems, media planning systems or other business planning systems. Interfaces to merchandising systems can retrieve product and sales information. And upon job completion, billing or project cost information can be updated.

Products and Services

   Our revenue is derived from two principal sources: software products and professional services.

   Engage currently offers the following products:

    . ContentServer is an all-in-one digital asset management and workflow automation system for print, the Web, and other key marketing channels. Engage ContentServer gives production departments control over the entire production process, providing robust capabilities for planning, managing, and publishing communications materials across channels. It allows businesses to store and manage content including product and customer information as well as associated graphics, images, advertising layouts, and copy for print, Web, and CD. Specifically, as content is developed, ContentServer manages PostScript and interactive workflows. It automatically stores and converts files into the appropriate format. For example, it takes desktop native file formats and converts them to PDF for proofing, to EPSF for placement, delivers PostScript for output to printers and JPEG or .gif for online. All versions of the files are stored, but users automatically access the appropriate format for their task. Once files are ready to be printed, the integrated database driven OPI (Open Pre-press Interface) supports automatic retrieval of high-resolution files directly from ContentServer's digital asset repository. We also have network PostScript printer management that provides automatic load balancing across multiple printers. All this ensures the fastest, most efficient, and most error-free delivery of documents to press.

    . ApprovalServer enables marketers and publishers to digitally proof, correct, and revise online and offline marketing materials while also making it possible for people outside the company -- clients, partners or, in the case of newspapers, advertisers - to view their creative material and approve online. ApprovalServer is a fully featured online digital asset approval system that works with ContentServer. Specifically, when assets in a customer's workflow are ready for approval, ApprovalServer creates a lower resolution PDF or JPEG version and sends it securely to a Web server outside the corporate firewall. It also sends the approver or approvers notification that the materials require their attention and a direct link to the files. The approvers can review, annotate, add files that might be necessary to complete the work and approve or re-submit for re-work. For any company that requires approvals from clients, partners or vendors outside the firewall, ApprovalServer saves money, streamlines the approval process, and ensures the final work is accurate and complete. The base functionality of ApprovalServer can be extended by our Professional Services organization to create specialized applications that support e-tearsheets or online ordering of ad space for newspapers, online ordering of services for agencies, online job status for agencies or newspapers, online distribution of digital assets and standards for marketers who need to work closely with their subsidiaries, sales or distribution channels.

    . PromoPlanner is a complete system for planning, previewing, and executing catalogs, marketing campaigns, and ad pages. PromoPlanner allows retailers and marketers to better coordinate input from marketing and merchandising departments and to execute promotional material with fewer errors and in a more timely, cost-efficient manner. Using PromoPlanner, merchandisers can develop high-level promotion schedules or import them from existing planning systems. PromoPlanner integrates with business systems to retrieve product information such as SKU numbers, pricing, or historical financial performance by product and promotion. This information is used to assign specific products to specific promotions. Once products are assigned to promotions by the merchandisers, all this information is automatically communicated to the marketing production department, and a workflow is triggered in ContentServer to track the progress of the promotion. Promotions can be versioned by market or channel for optimal performance, and pre-defined page and style sheets can be used to dramatically shorten the production cycle.

    . PromoManager helps marketers deliver dynamic, targeted promotions on their Web sites. Through an easy-to-use interface, PromoManager allows marketing departments to manage promotions without technical personnel, thus allowing them to quickly adjust and target promotions.

    . Content Management Solution for Multichannel Marketing brings together several key Engage products - Content Server, Approval Server, and PromoManager - into a single, integrated Content Management Solution for Multichannel Marketing. By harnessing the power of each product into a single solution, Engage offers a total content management solution that is easier-to-use, quicker-to-implement, and less expensive than customized systems. Engage also offers versions of the Content Management Solution tailored for newspapers and retailers. The retail solution also includes PromoPlanner.

    . AdManager enables Web sites to manage their advertising inventory, allowing them, in turn, to help their advertisers better target their ads. AdManager 5.5, introduced in June of 2001, is also the first site-side, enterprise level software to offer XML functionality, allowing publishers to better integrate their advertising management databases with other internal billing and reporting systems. It also offers the most flexible Wide Area Network (WAN) modules on the market, giving Web publishers with geographically dispersed server sites the ability to serve ads without duplicating databases and other systems at each local site. AdManager 5.5 can be used to manage and deliver advertising campaigns to kiosks, gas pumps, ATM machines, cell phones and personal digital assistants.

    . AdBureau is Engage's turnkey, outsourced advertisement management service based on AdManager technology. By subscribing to AdBureau, a customer can obtain the advertisement management capabilities of AdManager without the need to invest in on-site and management hardware, server and administrative software or databases. AdBureau is marketed primarily to start-up and mid-sized Web sites, as well as advertising networks. AdBureau is offered to customers under annual service agreements providing for fees based on the number of advertisements served.

   Our professional services provide customers with project management, project implementation and integration services and training. Our service professionals assist customers with strategic site assessments and deployment planning in order to optimize each customer's use of our products. They also help customers implement our products and integrate them into the customer's existing technology infrastructure. We also provide maintenance and support services to software customers pursuant to annual maintenance agreements. These services include software version updates, as well as telephone and on-site support. We offer a variety of support services, including a customer call center and a dedicated technical support Web site on a 24 hours per day, seven days per week basis. Our maintenance and support activities are supplemented by training programs for customers, including introductory training courses for new users and custom designed seminars for experienced users of our products.

   For the fiscal years ended July 31, 1999, 2000 and 2001, revenue from software products and professional services was $13.4 million, $46.8 million and $43.3 million, respectively. For the fiscal years ended July 31, 1999, 2000 and 2001 we spent $7.8 million, $11.3 million and $11.8 million, respectively, on research and development.

Sales and Marketing

   As of July 31, 2001, our sales and marketing organization consisted of 66 employees. We sell our software products primarily through a direct sales force operating out of our Andover, Massachusetts headquarters, our London-based U.K. subsidiary and in smaller regional sales offices in Japan, Germany, Italy, and Sweden. We employ both sales representatives and system engineers. Sales representatives handle incoming calls, help generate qualified leads and generally advance the sale process. Systems engineers provide comprehensive pre-sales technical services and support, including creating and delivering technical and architectural presentations, product demonstrations and product training, as well as post-sales support. A single account manager is assigned to each account within each business segment.

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

Operating Infrastructure

   The operating infrastructure for our AdBureau service has been designed to support the combined volumes of our largest Web site customers. Our data center operations are provided by third parties. Our infrastructure is designed for maximum reliability, including redundant network access, backup power pools and advanced network security. These third parties provide comprehensive facilities management services, including monitoring and support 24 hours per day, seven days per week.

Proprietary Rights

   We have filed for patents covering our profiling algorithm, our dual-blind methodology for protecting end-user privacy, other methods for creating data profiles, and our ad serving technologies. We have filed for federal copyright registration for our AdManager software product.

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

Competition

   The market for content management software for multichannel marketing solutions is new, rapidly evolving and intensely competitive. We expect competition to increase both from existing competitors and new market entrants for various components of our services. We compete primarily on the basis of our product features and performance, level of service and, to a lesser extent, on price. The primary competitors to our content management software for multichannel marketing are providers of content management software, "boutique" promotion solution companies, "digital pre-press" services developed by certain large printing companies, and Internet companies providing solutions for electronic media. The primary competitors to our ad serving software are providers of ad serving systems, such as those offered by DoubleClick and Real Media.

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

Corporate History

   We were incorporated in Delaware on July 18, 1995 as Engage Technologies, Inc. On April 28, 2000, we changed our name to Engage, Inc. We are a majority-owned operating subsidiary of CMGI, Inc. and our principal executive offices are located at 100 Brickstone Square, Andover, Massachusetts 01810. Our telephone number is (978) 684-3884.

   On July 20, 1999, we completed our initial public offering of common stock, receiving net proceeds of approximately $94.8 million. On June 22, 2000, we sold shares of our common stock in a private placement to CMGI and CPQ Holdings, Inc. and raised net proceeds of approximately $74.2 million.

   In February 2000, our Board of Directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend. The stock dividend was paid on April 3, 2000 to stockholders of record at the close of business on March 20, 2000.

Recent Product Developments

   We made the following recent product announcements:

    . In June 2001, we unveiled PromoManager, software that allows marketers of all kinds - traditional and Internet-based - to manage promotions on their Web sites.

    . In July 2001, we launched an upgrade to our successful AdManager product, adding critical new targeting features and XML functionality to our widely used advertising management system.

    . In September 2001, we announced upgrades to ContentServer and ApprovalServer. We also unveiled a comprehensive Content Management solution.

Employees

   As of July 31, 2001, we had 279 employees in our software segment; of these employees, 66 were in research and development, 105 were in customer support and operations, 66 were in selling and marketing, and 42 were in administration. Of these 279 employees, 190 employees were located in the United States and 89 employees were located internationally. In addition, as of July 31, 2001, we had 211 employees within our Media segment. In September 2001, we announced that we were eliminating our Media segment and terminating all media-related employees.

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

Seasonality

   We believe that our software segment is subject to minor seasonal fluctuations. In the fourth calendar quarter, potential customers within the newspaper industry typically focus their attention on holiday advertising. As a result, few sales opportunities occur in the newspaper industry in the fourth calendar of the year. Our revenue could be materially reduced by a decline in the economic prospects of marketers or in the economy in general, which could alter current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

Item 2. Properties

   Our properties consist of leased office facilities for sales and marketing, research and development, consulting, and administrative personnel. Our properties consist of approximately 103,000 square feet of corporate offices located in Andover, Massachusetts. We also lease other office facilities in various locations in the United States and abroad.

   We believe that our facilities exceed our current needs and we are working to reduce our facility obligations to better match our expected future staffing levels. See note 11 of notes to our consolidated financial statements for information regarding our lease obligations.

Item 3. Legal Proceedings

   On or about September 6, 2001, the first of several putative class action complaints was filed in the United States District Court for the Southern District of New York naming us, several of our present and former officers and directors and the underwriters for our July 20, 1999 initial public offering as defendants. Purportedly filed on behalf of those persons who purchased our common stock between July 19, 1999 and December 6, 2000, the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.

   Specifically, the complaints each allege that the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our prospectus incorporated in our registration statement on Form S-1 filed with the SEC in July 1999 materially false and misleading. Plaintiffs seek unspecified damages.

   We believe that the allegations are without merit and we intend to vigorously defend against the plaintiffs' claims. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our security holders during the quarter ended July 31, 2001.

                                   PART II.

Item 5. Market of Registrant's Common Equity and Related Stockholder Matters

Market Information

   Our common stock is traded on the Nasdaq National Market under the symbol "ENGA". The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock, as reported by the Nasdaq National Market, for each quarterly period within our two most recent fiscal years. These prices reflect the two-for-one stock split effected on April 3, 2000.

                                           High       Low
                                          ------     ------
Fiscal 2000:
 Quarter ended October 31, 1999.......... $21.00     $11.88
 Quarter ended January 31, 2000.......... $85.00     $17.66
 Quarter ended April 30, 2000............ $94.50     $18.25
 Quarter ended July 31, 2000............. $29.75     $ 8.78
Fiscal 2001:
 Quarter ended October 31, 2000.......... $15.00     $ 3.19
 Quarter ended January 31, 2001.......... $ 4.69     $ 0.63
 Quarter ended April 30, 2001............ $ 2.06     $ 0.44
 Quarter ended July 31, 2001............. $ 1.50     $ 0.31

Stockholders

   As of October 14, 2001, there were approximately 1,000 stockholders of record of our common stock and, according to our estimates, approximately 24,650 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

   None.

Item 6. Selected Financial Data

   The following table sets forth our selected consolidated condensed financial information for the five years in the period ended July 31, 2001. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report. The following consolidated condensed financial data includes the results of operations of prior acquisitions. Acquisitions within our Software segment include our fiscal 1998 acquisition of Accipiter and our fiscal 2001 acquisition of MediaBridge. Acquisitions within our Media segment include our fiscal 1999 acquisitions of 2CAN and I/PRO, our fiscal 2000 acquisitions of AdKnowledge, Flycast, Adsmart and three other companies, and our fiscal 2001 acquisition of Space Media Holdings Limited ("Space"). The acquisitions of Accipiter, Flycast and Adsmart have been accounted for as a combination of entities under common control (i.e. "as-if pooling"). Accordingly, the results of operations of Accipiter and Flycast have been included in our consolidated results of operations beginning on the dates they were acquired by CMGI, April 1998 and January 2000, respectively. The results of operations of Adsmart have been included within our consolidated results of operations since April 1, 1996, the date CMGI founded Adsmart. See note 6 to our consolidated financial statements for further information concerning these acquisitions. For all periods presented, the results of operations of our Media segment have been accounted for within discontinued operations as a result of our decision to exit the Media segment in September 2001. The historical results presented herein are not necessarily indicative of future results.



                                                                  Year Ended July 31,
                                                 -----------------------------------------------------
                                                   1997      1998      1999       2000         2001
                                                 --------  --------  --------  ----------  -----------
                                                         (In thousands, except per share data)
Revenue......................................... $     25  $  2,217  $ 13,397  $   46,808  $    43,348
Cost of revenue.................................       31     2,238     7,173      10,363       28,523
Operating loss..................................  (10,262)  (22,905)  (21,302)    (29,178)    (238,977)
Loss from continuing operations.................  (10,262)  (13,837)  (22,465)    (25,022)    (235,028)
Loss from discontinued operations...............   (4,651)   (6,687)  (24,162)   (352,848)  (1,025,268)
Loss from disposal of discontinued operations...       --        --        --          --      (16,707)
Net loss........................................  (14,913)  (20,524)  (46,627)   (377,870)  (1,277,003)

Basic and diluted net loss per share data:
Continuing operations...........................       --        --        --          --        (1.21)
Discontinued operations.........................       --        --        --          --        (5.26)
Disposal of discontinued operations.............       --        --        --          --        (0.09)

Pro forma basic and diluted loss per share data:
Continuing operations...........................       --     (0.40)    (0.29)      (0.17)          --
Discontinued operations.........................       --     (0.20)    (0.32)      (2.44)          --
Total assets....................................    2,137    24,452   207,041   1,132,897      132,837
Short-term debt.................................   18,619    12,328    45,156       6,660        4,499
Long-term obligations...........................       24        12     1,944      32,315       41,266
Stockholders' (deficit) equity..................  (17,462)    7,190   127,783   1,018,328       27,954

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a leading provider of content management software for multichannel marketing. Our solutions are used by marketers, publishers, printers, direct mailers, Web sites and agencies to improve the performance and efficiency of their marketing efforts across multiple forms of media. Our solutions combine workflow automation and digital asset management functions and enable delivery of the resulting marketing programs across both traditional and new media channels. Whether the final product is print advertising, catalogs, direct mail, circulars, Web site promotions, or online advertising, our solutions streamline the planning, management, and delivery of multichannel marketing programs and materials, improving brand consistency and reducing production costs. Our solutions support collaboration across workgroups including colleagues, clients, partners and vendors and are designed to integrate easily into an organization's overall business workflow allowing marketing to share plans, schedules, costs and historical product and campaign performance with finance, planning, accounting, and merchandising.

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

   In the last year, we have undertaken a number of restructuring activities and implemented significant cost saving measures in an effort to bring costs in line with revenue and strengthen our financial performance. Since August 1, 2000, we have reduced our employee head count from 1,116 to 509. We have also undertaken plans to close several of our offices, cancel leases and consolidate operations as our on-going business needs have allowed. As a result of these efforts we have incurred restructuring charges from both continuing and discontinuing operations of approximately $30.1 million for the fiscal year ended July 31, 2001.

   In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network. As a result, for all periods presented, the Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and long term assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes to consolidated financial statements for all periods presented.

Acquisitions and Divestitures

   The acquisitions and divestitures closed during fiscal 1998, 1999, 2000 and 2001 are as follows:

   In April 1998, CMGI acquired Accipiter, which sells Internet advertising management solutions for total purchase consideration of approximately $31.3 million. In August 1998, Accipiter was merged with us in a stock-for-stock merger in which shares of our Series A convertible preferred stock were issued to CMGI. We have reflected the acquisition of Accipiter in our consolidated financial statements as if it occurred in April 1998. Accipiter is included in our Software segment.

   In March 1999, Adsmart Corporation, a majority-owned subsidiary of CMGI, acquired 2Can Media, an online advertising representation firm for total purchase consideration of approximately $33.7 million, inclusive of contingent consideration paid subsequent to the closing date. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. 2Can is included in our Media segment.

   In April 1999, we acquired I/PRO, which provides Web site traffic measurement and audit services for total purchase consideration of approximately $32.7 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. I/PRO is included in our Media segment.

   In December 1999, we acquired AdKnowledge Inc., a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns for total purchase consideration of approximately $161.0 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated tothe assets purchased and liabilities assumed based upon their fair values at the date of acquisition. AdKnowledge is included within our Media segment.

   In April 2000, we acquired Adsmart, an online advertising network, and Flycast Communications Corporation, a majority-owned subsidiary of CMGI and a leading provider of Internet direct response advertising solutions for total purchase consideration of approximately $3.24 billion. The acquisitions have been accounted for as a combination of entities under common control (i.e., "as if pooling"). Our results of operations reflect the results of operations of Adsmart beginning April 1, 1996, 2Can Media beginning March 11, 1999 and Flycast beginning January 13, 2000. Both Adsmart and Flycast are included within our Media segment.

   In June 2000, we acquired substantially all of the assets of the Virtual Billboard Network ("VBN") for total purchase consideration of approximately $4.7 million and Interactive Solutions Inc. for total purchase consideration of approximately $4.8 million. The acquisitions have been accounted for using the purchase method, and accordingly, the purchase prices have been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. VBN and ISI are included in our Media segment.

   In June 2000, we acquired a majority ownership position in Engage Technologies Japan, KK, our joint venture with Sumitomo Corporation. Engage Technologies Japan is included in our Software segment.

   In August 2000, we acquired Space Media Holdings Limited ("Space"), an Internet marketing network in Asia, for total purchase consideration of approximately $35.8 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. Space is included in our Media segment

   In September 2000, we acquired MediaBridge Technologies, Inc. a leading software provider of cross-media, closed loop targeted marketing systems for total purchase consideration of approximately $219.1 million. The acquisition has been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. MediaBridge is included in our Software segment.

   In April 2001, we sold certain assets and liabilities of our I/PRO subsidiary, recorded a loss of approximately $2.3 million and ceased providing the I/PRO media services.

   In September 2001, we sold our AdKnowledge customer list and certain intellectual property to Bluestreak, Inc., a marketing technology company, and announced our intent to exit our Media segment and terminate all media-related employees.

Comparison of Fiscal 2000 to Fiscal 2001

   Revenue, Cost of Revenue and Gross Margin

   Revenue is derived primarily through the sale of software licenses and related software and consulting services. Consulting services include fees charged for training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as payroll, royalties, amortization of developed technology intangible asset, benefits and allocated overhead of our support and consulting groups.

   Product revenue decreased from $37.5 million in the year ended July 31, 2000 to $17.9 million in the year ended July 31, 2001, a 52% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our ProfileServer software. In the fourth fiscal quarter of 2000, we recorded $13.2 million of software revenue from a license agreement with Compaq Computer Corporation, a reseller that is also an affiliate, and two large sales of ProfileServer and AdManager products aggregating approximately $7.3 million. Service revenue increased from $9.3 million in the year ended July 31, 2000 to $25.4 million in the year ended July 31, 2001, a 173% increase. The increase in service revenue is the direct result of our September 2000 acquisition of MediaBridge and to a lesser extent, an increase in maintenance revenue resulting from the large license arrangements completed in the fourth fiscal quarter of 2000. MediaBridge license arrangements typically include a large amount of consulting services as compared to fiscal 2000 license arrangements that were substantially comprised of license fees and included only a small amount of consulting services.

   Gross margin decreased from 78% in the year ended July 31, 2000 to 34% in the year ended July 31, 2001. The decrease in gross margin was the result of reduced, high margin product revenue and an increase in lower margin service revenue in the year ended July 31, 2001 as compared to the year ended July 31, 2000. Product revenue represented $37.5 million or 80% of total revenue in the year ended July 31, 2000 as compared to $17.9 million or 41% of total revenue in the year ended July 31, 2001. Cost of revenue increased primarily due to our acquisition of MediaBridge, which derives a substantial portion of its revenue from consulting services. Margins in fiscal 2001 were also negatively impacted by approximately $5.2 million of amortization charges related to developed technology acquired in the MediaBridge acquisition. Including acquisitions, our service staff increased 27% from July 31, 2000 to July 31, 2001. Additionally, in the year ended July 31, 2001 we settled a previously accrued royalty obligation resulting in a benefit to product cost of sales of $892,000.

   Sales to two customers accounted for 28% and 11% of our total revenue for the year ended July 31, 2000. Sales to two customers accounted for 13% and 12% of our total revenue for the year ended July 31, 2001. Accounts receivable due from two customers accounted for 55% and 17% of total accounts receivable at July 31, 2000. The company's customer base consists of geographically diverse customers across many industries.

   We anticipate that revenue may decrease in the fiscal year ended July 31, 2002 as compared to the year ended July 31, 2001. We expect that sales of our AdManager software may decline in the year ended July 31, 2002 and a larger emphasis will be placed on our content management solutions. We anticipate that our gross margin may increase through moderate license sales and higher service margins achieved primarily through better utilization of our professional services staff.

   Operating Expenses

   Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses increased from $11.3 million in the year ended July 31, 2000 to $11.8 million in the year ended July 31, 2001, a 5% increase. This increase was primarily due to the inclusion of the MediaBridge results in the year ended July 31, 2001, offset by savings related to restructuring activities in the year ended July 31, 2001. Including acquisitions, our research and development staff decreased 46% from July 31, 2000 to July 31, 2001. Research and development expenses were 24% of revenue for the year ended July 31, 2000 compared to 27% of revenue for the year ended July 31, 2001. We anticipate that research and development expenses will decrease in the year ended July 31, 2002 as compared July 31, 2001. The expected decrease in research and development expenses is the result of headcount reductions and related costs.

   Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses increased from $38.3 million in the year ended July 31, 2000 to $41.5 million in the year ended July 31, 2001, an 8% increase. The increase in costs was primarily due to our acquisition of MediaBridge and an increase in advertising and trade show expenses, offset by reductions in travel and consulting expenses resulting from cost control measures and a general reduction in our size during the second half of the year ended July 31, 2001. Overall, including acquisitions, our sales and marketing staff decreased 61% from July 31, 2000 to July 31, 2001. Sales and marketing expenses were 82% of revenue for year ended July 31, 2000 compared to 96% of revenue for the year ended July 31, 2001. We anticipate that selling and marketing expenses will decrease significantly in the year ended July 31, 2002 as compared July 31, 2001. The expected decrease in selling and marketing expenses is the result of headcount reductions and an expected decrease in marketing programs.

   General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, facility and related costs, bad debt expense and depreciation expense. General and administrative expenses increased from $11.0 million in the year ended July 31, 2000 to $19.1 million in the year ended July 31, 2001, a 74% increase. The increase in costs was primarily due to increases in payroll and related costs, accounting and legal fees, franchise taxes and a small increase in bad debt expense. In response to having a smaller organization structure and centralizing all domestic finance functions in our corporate office, our general and administrative headcount was reduced by 35% from July 31, 2000 to July 31, 2001. General and administrative costs were 23% of revenue for the year ended July 31, 2000 compared to 44% of revenue for the year ended July 31, 2001. This increase is the direct result of the decrease in revenue in the year ended July 31, 2001 and the existence of a general and administrative infrastructure that was developed to support an organization that was expected to grow in the year ended July 31, 2001. We anticipate that general and administrative expenses will decrease significantly in the year ended July 31, 2002 as compared July 31, 2001 as a result of a decrease in the number of personnel required to manage the infrastructure of a much smaller company.

   Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles increased from $4.7 million in the year ended July 31, 2000 to $176.3 million in the year ended July 31, 2001, a 3,651% increase. The increase was due to our acquisition of MediaBridge and amortization expense resulting from our recording $226.9 million of goodwill and other identifiable intangibles. Additionally, in the fourth fiscal quarter of 2001 we recorded $109.0 million of impairment related to our software segment. During the year ended July 31, 2001, our software segment experienced negative revenue growth due to worsening general macroeconomic conditions and a decrease in both the size and quantity of orders for our ad serving and content management software solutions. As a result, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our software segment, including those established through our MediaBridge acquisition in September 2000, were not fully recoverable. We anticipate that amortization of intangible asset expense will approximate $23.0 million in the year ended July 31, 2002.

   We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of companies acquired. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets. It is possible that the impairment factors evaluated by management will change in subsequent periods, given that we operate in a volatile business environment. This could result in material impairment charges in future periods.

   Restructuring Costs. Restructuring expense was $2.4 million in the year ended July 31, 2001. We did not record any restructuring expense in the year ended July 31, 2000. Restructuring expense within continuing operations consisted of approximately $2.0 million of severance and approximately $433,000 for facilities we exited due to centralizing MediaBridge personnel in our corporate offices.

   Stock Compensation. Stock compensation expense increased from $347,000 in the year ended July 31, 2000 to $1.9 million in the year ended July 31, 2001, a 459% increase. Substantially all of the increase relates to amortization of deferred compensation related to stock options issued in our acquisition of MediaBridge. We recorded approximately $7.0 million of deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options.

   Other Income (Expense)

   Interest Income. Interest income decreased from $5.2 million in the year ended July 31, 2000 to $4.9 million in the year ended July 31, 2001, a 5% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2001 compared to fiscal 2000. We anticipate that interest income will decrease significantly in the year ended July 31, 2002 as compared July 31, 2001 as a result of both lower rates of return and a reduced balance in cash and short-term investments.

   Interest Expense. Interest expense increased from $15,000 in the year ended July 31, 2000 to $50,000 in the year ended July 31, 2001, a 233% increase. The increase was a result of interest expense incurred on capital lease obligations we assumed from our MediaBridge acquisition.

   Equity In Loss of Joint Venture. Equity in loss of joint venture represents our share of our Japanese joint venture's losses up until June 2000, the month in which we acquired a majority ownership position of Engage Technologies Japan and accordingly, began consolidating the results of operations of Engage Technologies Japan. As a result of acquiring additional ownership in Engage Technologies Japan in June 2000, our ownership increased from 46.3% to 66.6%. Equity in loss of joint venture was $1.1 million in the year ended July 31, 2000.

   Minority Interest. Minority interest increased from $227,000 for the year ended July 31, 2000 to $1.1 million for the year ended July 31, 2001, a 399% increase. In June 2000, we acquired a majority ownership position in Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan. Minority interest reflects the minority shareholders' share of the losses of Engage Technologies Japan for June and July of fiscal 2000 and all of fiscal 2001.

   Other Expense. Other expense increased from $111,000 for the year ended July 31, 2000 to $2.1 million for the year ended July 31, 2001. Other expense for the period ended July 31, 2001 included approximately $2.0 million related to an impairment write-off of an equity investment in a non-public company.

   Discontinued Operations

   Loss From Discontinued Operations. Loss from discontinued operations increased from $352.8 million in the year ended July 31, 2000 to $1.03 billion in the year ended July 31, 2001, a 191% increase. Loss on discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of a decision made in September 2001 to exit the media segment. The increase in loss from discontinued operations relates principally to our acquisition of AdKnowledge and Flycast, and to a lesser extent, an increase in the net loss for I/PRO in the year ended July 31, 2001 as compared to the year ended July 31, 2000. Included within loss from discontinued operations for the year ended July 31, 2001 are media impairment charges totaling $675.8 million.

   Loss From Disposal of Discontinued Operations. Loss from disposal of discontinued operations was $16.7 million in the year ended July 31, 2001. The loss from disposal of discontinued operations consisted of $8.9 million related to the write-down of media fixed assets to their estimated net realizable value, $3.3 million related to estimated losses for the period August 1, 2001 through the date that media operations cease and $4.5 million related to costs directly associated with the decision to divest, including post-divestiture reorganization costs.

Comparison of Fiscal 1999 to Fiscal 2000

   Revenue, Cost of Revenue and Gross Margin

   Product revenue increased from $10.8 million in the year ended July 31, 1999 to $37.5 million in the year ended July 31, 2000, a 247% increase. The increase in product revenue was due to an increase in the number of new customers in both domestic and international markets and a larger quantity of high dollar license arrangements during the year ended July 31, 2000. We also realized a significant increase in revenue as a result of developing our channel programs with resellers and original equipment manufacturers. In the fourth fiscal quarter of 2000, we recorded $13.2 million of software revenue from a license agreement with Compaq Computer Corporation, a reseller that is also an affiliate. Additionally, our fiscal fourth quarter revenue was positively impacted by two large sales of ProfileServer and AdManager products aggregating approximately $7.3 million. Service revenue increased from $2.6 million in the year ended July 31, 1999 to $9.3 million in the year ended July 31, 2000, a 259% increase. The increase in service revenue was as a result of a growing customer base in the year ended July 31, 2000 as compared to the year ended July 31, 1999.

   Gross margin increased from 46% in the year ended July 31, 1999 to 78% in the year ended July 31, 2000. The increase in gross margin is due to an increase in revenue that exceeded the increase in costs due to an expanded customer base and a larger percentage of product license arrangements and the large increase in product revenue which has substantially no related cost of sale.

   Sales to one customer accounted for 14% of our total revenue for the year ended July 31, 1999. Sales to two customers accounted for 28% and 11% of our total revenue for the year ended July 31, 2000.

   Operating Expenses

   Research and Development. Our research and development expenses increased from $7.8 million in the year ended July 31, 1999 to $11.3 million in the year ended July 31, 2000, a 45% increase. This increase was primarily due to the expansion of our research and development activities and the related increase in headcount. Our research and development staff increased 103% from July 31, 1999 to July 31, 2000 with most of the increase occurring in the latter part of the year ended July 31, 2000. Research and development expenses were 58% of revenue for the year ended July 31, 1999 compared to 24% of revenue for the year ended July 31, 2000. This decrease is the direct result of the increase in year over year revenue.

   Selling and Marketing. Selling and marketing expenses increased from $10.7 million in the year ended July 31, 1999 to $38.3 million in the year ended July 31, 2000, a 259% increase. The increase in costs was primarily due to the continuing expansion of our sales force and a significant increase in marketing costs incurred to brand the Engage name and build market awareness of our product offerings. In addition, a portion of the increase is due to continued expansion in international markets and the cost of maintaining sales and marketing efforts in foreign markets. Overall, our sales and marketing staff increased 148% from July 31, 1999 to July 31, 2000. Selling and marketing expenses were 80% of revenue for year ended July 31, 1999 compared to 82% of revenue for the year ended July 31, 2000.

   General and Administrative. General and administrative expenses increased from $3.4 million in the year ended July 31, 1999 to $11.0 million in the year ended July 31, 2000, a 224% increase. The increase was primarily due to an increase in payroll and related costs associated with developing an administrative infrastructure to support growing operations, an increase in bad debt expense resulting from the significant increase in revenues and increases in recruiting expense and franchise taxes. Overall, our general and administrative staff increased 195% from July 31, 1999 to July 31, 2000. General and administrative costs were 25% of revenue for year ended July 31, 1999 compared to 23% of revenue for the year ended July 31, 2000. This decrease is the direct result of the increase in year over year revenue.

   Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles increased slightly from $4.5 million in the year ended July 31, 1999 to $4.7 million in the year ended July 31, 2000, a 5% increase. The increase was due to amortization expense resulting from our acquisition of Engage Japan in June 2000. Intangible assets from the Engage Technologies Japan acquisition are being amortized over three years. All of our intangible assets are being amortized under the straight-line method.

   Stock Compensation. Stock compensation expense decreased from $1.2 million in the year ended July 31, 1999 to $347,000 in the year ended July 31, 2000, a 71% decrease. Beginning in April 1998, we commenced the recognition of compensation expense relating to shares of CMGI common stock held in escrow to be issued to employee stockholders of Accipiter who satisfy a two-year employment continuation provision. Additionally, stock compensation costs of $75,000 and $170,000 were recorded during fiscal 1999 and fiscal 2000, respectively, as a result of stock options granted during 1999 with exercise prices below the estimated fair market value of the common stock at the date of grant.

   Other Income (Expense)

   Interest Income. Interest income increased from $132,000 in the year ended July 31, 1999 to $5.2 million in the year ended July 31, 2000, a 3,819% increase. During the year ended July 31, 2000, interest income was primarily earned from investing the remaining proceeds of our initial public offering completed in July 1999 and from a $75.0 million private placement completed in June 2000.

   Interest Expense. Interest expense decreased from $407,000 in the year ended July 31, 1999 to $15,000 in the year ended July 31, 2000, a 96% decrease. In fiscal 1998, Engage entered into an arrangement with CMGI which required the accrual of interest on intercompany debt at a rate of 7% per annum. During the year ended July 31, 1999, interest expense was recorded on this debt. Our debt to CMGI was converted into equity during both fiscal 1998 and 1999.

   Equity In Loss of Joint Venture. Equity in loss of joint venture represents our share of our Japanese joint venture's losses up until June 2000, the month in which we acquired a majority ownership position of Engage Technologies Japan and accordingly, began consolidating the results of operations of Engage Technologies Japan. As a result of acquiring additional ownership in Engage Technologies Japan in June 2000, our ownership increased from 46.3% to 66.6%. Equity in loss of joint venture was $723,000 in the year ended July 31, 1999, compared to $1.1 million in the year ended July 31, 2000. The increase in our share of losses in the joint venture represents the joint venture's increase in staff and its continued investment in expanding its sales and marketing presence within its market.

   Minority Interest. Minority interest was $227,000 for the year ended July 31, 2000. In June 2000, we acquired a majority ownership position in Engage Technologies Japan, and, accordingly, began consolidating the results of operations of Engage Technologies Japan. Minority interest reflects the minority shareholders' share of the losses of Engage Technologies Japan for June and July of fiscal 2000.

   Other Expense. Other expense decreased from $165,000 for the year ended July 31, 1999 to $111,000 for the year ended July 31, 2000.

   Loss From Discontinued Operations.

   Loss from discontinued operations increased from $24.2 million in the year ended July 31, 1999 to $352.8 million in the year ended July 31, 2000, a 1,360% increase. Loss from discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of our decision made in September 2001 to exit the media segment. The increase in loss from discontinued operations relates principally to amortization of goodwill and intangible assets from our acquisitions of I/PRO, Adsmart AdKnowledge and Flycast, and to a lesser extent, an increase in the net loss for I/PRO and Adsmart in the year ended July 31, 2000 as compared to the year ended July 31, 1999.

Liquidity and Capital Resources

   Our cash and cash equivalents decreased from $119.8 million at July 31, 2000 to $33.3 million at July 31, 2001. Net cash used in operating activities was $98.2 million for the year ended July 31, 2001, consisting of

$51.0 million used for continuing operations and $47.2 million used for discontinued operations. Cash used for continuing operations resulted primarily from net losses and a decrease in accounts payable, which were partially offset by a decrease in accounts receivable and an increase in due to CMGI and affiliates. Net cash provided by investing activities was $11.7 million for the year ended July 31, 2001. During the year ended July 31, 2001 we acquired $8.2 million of equipment to support growth and expansion. This use was offset by $16.4 million in proceeds from the redemption of marketable securities and $2.7 million in cash acquired in acquisitions. Net cash used for financing activities was $550,000 and consisted primarily of $6.1 million received from both the sale of common stock in stock option exercises offset by repayments of long term debt and capital lease obligations totaling $6.6 million.

   As of July 31, 2001, we had $33.3 million of cash and cash equivalents. We have no material commitments for capital expenditures and we anticipate that expenditures will decrease for the immediate future as we continue to cut costs during our efforts to size our business to our revenue base.

   We announced in August 2001 that CMGI did not renew or extend its $50.0 million conditional financing commitment to us beyond July 31, 2001. In October 2001, however, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5% and we and CMGI mutually released each other from any claims related to the $50.0 million conditional financing commitment. Under the terms of the note payable, principal and interest will become due and payable after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. The note is collateralized by substantially all of our assets.

   In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets.

   In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us in our fiscal year 2002 subsequent to October 1, 2001 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal and interest will become due and payable after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. The note is collateralized by substantially all of our assets.

   We currently anticipate that our available cash resources, including the demand note previously discussed, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next year. If additional funds are needed and additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

In-Process Research and Development ("IPRD")

   We originally allocated part of the purchase price of our Accipiter and MediaBridge acquisitions to IPRD as part of our allocation of the purchase price of each allocation. See note 6 of notes to our consolidated financial statements for additional disclosure related to amounts allocated to IPRD.

Foreign Operations

   The results of our international operations are subject to currency fluctuations. As of July 31, 2001, we had subsidiaries in the United Kingdom, Germany, France, Sweden, Italy, Canada, Hong Kong and Japan. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. As a result of our decision to exit our media segment, we anticipate that we will close several subsidiaries that are not deemed strategic to our on-going software segment. As a result of the expected decrease in our foreign operations, we expect that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects:

    . that we expect we will incur additional restructuring charges going forward;

    . that we will continue to enter into reseller and original equipment manufacturer relationships;

    . that we anticipate that revenue may decrease in fiscal 2002 as compared to fiscal 2001;

    . that we expect sales of our AdManager software may decline in fiscal 2002 and a larger emphasis will be placed on our content management solutions;

    .  that we anticipate our gross margins may increase;

    . that we anticipate that research and development expenses will decrease in fiscal 2002 as compared to fiscal 2001;

    . that we anticipate that selling and marketing expenses will decrease significantly in fiscal 2002 as compared to fiscal 2001;

    . that we anticipate that general and administrative expenses will decrease significantly in fiscal 2002 as compared to fiscal 2001;

    . that we anticipate approximately $23.0 million in amortization of intangible asset expense in fiscal 2002;

    . that we anticipate that interest income will decrease significantly in fiscal 2002 as compared to fiscal 2001;

    .  that we anticipate expenditures will decrease in the immediate future;

    . that we currently anticipate that our available cash resources, including the demand note issued to CMGI in October 2001, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next year;

    . that we anticipate we will close several foreign subsidiaries that are not deemed strategic to our on-going software segment; and

    . that we expect our financial condition and results of operations will not be adversely affected by foreign exchange rate fluctuations.

   We caution investors that there are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below in "Factors that May Affect Future Results and Market Price of Stock" and elsewhere throughout this report.

                  FACTORS THAT MAY AFFECT FUTURE RESULTS AND
                             MARKET PRICE OF STOCK

   We have incurred substantial losses and anticipate incurring continued losses.

   We have never been profitable. We have incurred net losses totaling $1.7 billion from inception to July 31, 2001. Although we have reduced expenditures through our restructuring efforts and the elimination of our media segment, we expect to continue to incur losses for the foreseeable future. We will need to generate significant additional revenue to achieve profitability. We may not achieve profitability. If our revenue grows more slowly than we currently anticipate or if our operating expenses either increase or cannot be reduced in light of lower revenue, our business, results of operations and financial condition will be materially and adversely affected.

   If we are unable to implement successfully our new operating strategy our business may fail.

   Since January 2001, we have engaged in a number of restructuring efforts and implemented a new operating strategy designed to accelerate our ability to achieve positive operating cash flow. As part of the restructuring and implementation of our new operating strategy, we have significantly reduced the size of our workforce, consolidated offices, made significant expense reductions and, most importantly, eliminated our media segment in an effort to focus on the market for content management software for multichannel marketing. As a result of these efforts we have incurred restructuring charges from both continuing and discontinued operations of approximately $30.1 million for the fiscal year ended July 31, 2001.

   Customers and suppliers affected by the elimination of our media segment may bring claims against us for damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation, payment of damages and negative publicity for our company. In addition, due to the elimination of our Media segment, we may find it more difficult to collect receivables from our former media customers and may need to initiate litigation in order to collect such receivables. Such claims could have a material adverse effect on our business, financial condition and results of operations.

   Our restructuring efforts have placed, and will continue to place, a significant strain on our managerial, operational, financial and other resources. To execute successfully against our new operating strategy, we must adhere to our expense reductions and work to achieve the revenue and gross margin targets incorporated as underlying assumptions to our operating strategy. If we cannot do so, we will be unable to achieve positive operating cash flow.

   Our new operating strategy reflects management's current expectations, and is based on currently available information as well as significant assumptions made by management regarding various revenue, gross margin and operating expense items. We cannot guarantee that the assumptions that we have relied upon in developing our operating strategy will be accurate, or that future events or results will conform to our expectations or assumptions. If our assumptions are inaccurate, or our expectations prove to be erroneous in light of future events, we will need to implement additional restructuring efforts or raise additional working capital before we achieve profitability. We cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations and our business could fail.

   Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future results.

   Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. Future revenue is difficult to forecast and for the foreseeable future will be influenced by the timing and amount of sales to new customers. It can, in some cases, take our sales organization several months to finalize a sale. This makes it difficult for us to predict the quarter in which a sale may occur. In addition, a number of factors, many of which are discussed elsewhere herein, may cause variations in our results of operations, including:

    .  the success of our restructuring efforts;

    .  our ability to implement successfully our new operating strategy;

    .  our ability to develop and introduce new and updated products;

    .  the mix of our products sold; and

    .  economic conditions in our industry and generally.

   Although we have reduced expenditures through our restructuring efforts, many of our continuing expenses, particularly personnel costs and rent, are relatively fixed, and are incurred in part based on expectations of future revenue. We may be unable to effect additional restructuring measures or otherwise adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

   Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

   We owe a significant amount of debt to CMGI and will not likely have sufficient funds to pay the debt if CMGI demands payment.

   As of October 4, 2001, we owed approximately $50.7 million in debt to CMGI. Under the terms of this debt, it is payable upon demand by CMGI at any time on or after August 1, 2002. $8.0 million of this debt is convertible, at CMGI's election, into our common stock at a conversion price equal $.25 per share. In addition, Engage and CMGI agreed that any intercompany debt incurred by us in each calendar month during our fiscal year 2002 subsequent to October 1, 2001 would also be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. This debt is also payable upon demand by CMGI at any time on August 1, 2002. If CMGI were to demand payment of all or a portion of the debt at such time, we would need to obtain additional external financing to complete our obligation to do so. We cannot be certain that additional financing would be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we would not be able to repay CMGI and our business could fail.

   Our debt could adversely impact our operations.

   The amount of debt we have could adversely affect us in a number of ways, including by:

    .  increasing our interest expense and related debt service costs;

    . limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

    . limiting our flexibility in planning for, or reacting to, changes in our business;

    . placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

    . making us more vulnerable to a downturn in our business or the economy generally; and

    . requiring us to use a substantial portion of our cash flow from operations to pay interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

   In light of certain perceptions regarding our financial condition, potential software customers and our vendors may decide not to do business with us.

   Due to concerns regarding our financial condition and our perceived ability to fulfill our obligations, potential customers as well as our existing vendors may decide not to conduct business with us. If potential customers and our vendors choose not to do business with us, our net sales and our gross profits would be significantly impacted and our business, results of operations and financial condition would be materially and adversely affected.

   We have only been in business for a relatively short period of time.

   We began commercial shipments of our first software products in early 1998. Because we only recently commenced commercial sales and have recently effected significant restructuring measures and implemented a new operating strategy, our past results and rates of growth may not be meaningful, and you should not rely upon them as an indication of our future performance.

   We anticipate that we will continue to be controlled by CMGI, whose interests may differ from other stockholders.

   CMGI currently beneficially owns approximately 76% of the outstanding shares of our common stock. In addition, in October 2001, we issued to CMGI a 7.5% Secured Convertible Demand Note in the principal amount of $8.0 million and a 7.5% Secured Convertible Demand Note for any intercompany debt incurred by us during our fiscal year 2002 subsequent to October 1, 2001. These notes are convertible, at any time on or after August 1, 2002 at CMGI's election, into our common stock at a conversion price of $0.25 per share and a conversion price equal to the closing price of our common stock on the last day of the calendar month in which such intercompany debt was incurred, respectively. Accordingly, CMGI has and will continue to have the power to elect our entire Board of Directors and to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of CMGI may differ from the interests of the other stockholders. Future decisions by CMGI as to the disposition of any or all of its ownership position in Engage could be influenced by the possible need of CMGI to maintain control of us in order for CMGI to avoid becoming a registered investment company. Registration as an investment company would subject CMGI to numerous regulatory requirements with which CMGI would have difficulty complying. As a result, CMGI may be motivated to maintain at least a majority ownership position of Engage, even if our other stockholders might consider a sale of control to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any financing we undertake sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying or preventing a change in control of Engage or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

   A material portion of our growth to date has been attributable to sales to CMGI affiliates.

   In fiscal 2001, 14 of our customers were either affiliates of ours or affiliates of CMGI. In fiscal 2001, sales of products and services to affiliates of CMGI and to our affiliates accounted for approximately $3.7 million, or approximately 9% of our total revenue. To the extent that our growth in revenue has been attributable to sales of products and services to these affiliates, there can be no assurance that our historical rate of growth is an indication of our future prospects.

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

   Competition could reduce our market share and harm our business.

   Our competitors may be able to develop products and services that are more attractive to businesses than our products and services. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger customer bases. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also may be able to devote greater resources to the promotion and sale of their products and services than us. If these companies introduce products and services that effectively competed with our products and services, they could be in a position to charge lower prices or to bundle their products and services with their other products and services. This could give them a competitive advantage over us. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. If we cannot compete successfully with existing or new competitors, we may have to reduce prices on our products, which could lead to reduced profits. We could also lose market share, which would materially and adversely affect our business.

   Our systems may fail or experience slowdowns and we could lose key data used in our hosted software services.

   All of our communications hardware and other data center operations are provided internally and through multiple hosting services firms on the East Coast. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Our business could be materially and adversely affected if our systems were affected by any of these occurrences or if any data were lost. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems or loss of data.

   Our future success depends in part on the efficient performance of our software services, as well as the efficient performance of the systems of third parties, such as our Internet service providers. For example, an increase in the volume of advertising delivered through our servers could strain the capacity of the software or hardware that we have deployed, which could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views received by advertisers and our revenue. To the extent that we do not effectively address any capacity constraints or system failures, our customers may choose competing services and as a result our business may be materially adversely affected.

   Our software products may contain defects, which could result in delayed or lost revenue, expensive corrections, liability to our customers and claims against us.

   We design, develop and sell complex content management and interactive marketing software that is crucial to the operation of the businesses of our customers. Defects in the solutions we develop could result in delayed or lost revenue, adverse customer reaction and negative publicity about Engage or our products and services or require expensive corrections. In addition, third party technology that is included in our products could contain errors or defects. Customers who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation, payment of damages and negative publicity for our company and products. Such claims could have a material adverse effect on our business, financial condition and results of operations.

   If we cannot deliver satisfactory support and maintenance services to our clients, our revenues may be harmed.

   Our customers generally purchase continuing support and maintenance services in conjunction with the purchase of of our products. If demand for post-implementation support and maintenance is higher than we expect, we may not have sufficient personnel to deliver these services in a timely and effective manner to our customers. If our support and maintenance services personnel cannot satisfy our customers' demands for services, they may not purchase additional product upgrades to existing products or services from us. In addition, our reputation with potential customers may be damaged. Any inability to deliver satisfactory support and maintenance services to our clients could harm our revenues.

   Our business may suffer as a result of our reduction in workforce.

   In calendar year 2001, we initiated a restructuring of our business and have or will have terminated the employment of approximately 600 employees. This reduction in workforce may negatively impact our ability to conduct business and serve our customers and vendor partners in a manner comparable with past practice, which could cause our business to suffer significantly. Further, our workforce reduction and loss of key management personnel could cause concern among our customers, vendors and other critical corporate relationships.

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

   Our business will not grow if we do not keep pace with rapidly changing technologies.

   Because the market for our software products is rapidly changing, our future success will depend upon our ability to continue to enhance our current product line. We also must develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are not successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, our business will not grow and our financial results will suffer. In particular, our business could be harmed by any significant errors or "bugs" in our software shipped to customers; any delay by customers in making purchasing decisions in anticipation of the general availability of new or enhanced products; significant delays in the general availability of our new products or releases; significant problems in the installation or implementation of our new products or releases; or customer dissatisfaction with our new products or releases.

   Implementation of our products by customers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

   The timing of the sales and implementation of our products and services, as it relates primarily to our ContentServer product, is lengthy and not predictable with any degree of accuracy. You should not rely on prior sales and implementation cycles as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. In addition, the implementation and deployment of our products requires a significant commitment of resources by our customers and/or our professional services organizations. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors, such as the size and complexity of the overall project, that may cause significant delays, over many of which we have little or no control. A delay in the sale or implementation of even a limited number of license transactions could have a material adverse effect on our business and operations and cause our operating results to vary significantly from quarter to quarter.

   We may need additional financing which could be difficult to obtain.

   To support our operations to date, CMGI has provided us with a significant amount of cash, including CMGI's agreement in October 2001 to loan us $8,000,000 under a secured convertible demand note payable bearing interest at 7.5%. While we have effected a number of restructuring efforts and are implementing a new operating strategy in an effort to accelerate our ability to achieve profitability, we expect to incur operating losses for the foreseeable future, and we may require additional external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

    .  economic and market conditions generally;

    .  our operating performance; and

    .  investor sentiment, particularly for companies in our industry.

   These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If funds are needed to fund growth or operating needs and we are unable to raise such capital to fund our growth, we would not be able to execute our business plan and our financial condition would be materially and adversely affected.

   In addition, we may find it difficult to obtain additional external funding as a result of our significant amount of debt obligations to CMGI.

   Technological change may render our products and services obsolete.

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

   We face risks associated with our international operations.

   We have operations in a number of international markets. We intend to continue to expand our international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We intend to enter additional international markets primarily by partnering with locally based third parties, including entering into joint ventures and distribution arrangements. Our success in such markets is directly dependent on the success of our business partners and their dedication of sufficient resources to the relationship.

   International operations are subject to other inherent risks, including:

    .  compliance with the laws and regulations of different countries

    . difficulties in enforcing contractual obligations and intellectual property rights in some countries

    .  difficulties and costs of staffing and managing foreign operations

    .  fluctuations in currency exchange rates

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

   We will need to rely on a new Chief Executive Officer and need to retain our existing management to effectively implement our new operating strategy.

   Christopher Cuddy recently joined Engage as our Interim President and Chief Executive Officer, and we may experience difficulty assimilating Mr. Cuddy into our business operations as we move to implement our new operating strategy. Our success depends, upon Mr. Cuddy's ability to successfully implement our new operating strategy and to retain existing management to help do so. Further, our business is largely dependent on the personal efforts and abilities of other members of senior management, as well as other key personnel. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

   Our common stock may be delisted from Nasdaq

   On July 25, 2001, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq provided us 90 calendar days, or until October 23, 2001, to regain compliance with this requirement or face delisting from trading on Nasdaq. However, on September 27, 2001, Nasdaq announced that it had suspended the minimum bid price requirement for continued listing until January 2, 2002. Accordingly, the delisting process against our common stock has been cancelled. Nevertheless, if the minimum bid price requirement for continued listing is reinstated by Nasdaq on January 2, 2002, new delisting proceedings may be initiated against our common stock. If we are unable to regain compliance with this requirement, our common stock may be delisted from trading on the Nasdaq National Market. In addition, on September 25, 2001, one of the independent members of our Audit Committee resigned from the Board of Directors. Accordingly, our Audit Committee no longer meets the membership requirements set forth by Nasdaq, which require that a listed company's audit committee have no less than three members, at least two of whom must be independent. We have notified Nasdaq of our non-compliance with these requirements, and Nasdaq has granted us an extension of time, until December 10, 2001, to comply with the membership requirements. We have initiated a search for a qualified individual who meets Nasdaq's independence requirements to elect to the Board of Directors and appoint to the Audit Committee. However, if we are unable to do so by December 10, 2001, our common stock may be delisted from trading on the Nasdaq National Market. If our common stock was delisted, trading in our common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment.

   Our stock price is likely to be highly volatile.

   The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

    .  actual or anticipated fluctuations in our results of operations

    .  changes in or our failure to meet securities analysts' expectations

    .  our ability to implement successfully our new operating strategy

    .  our ability to raise additional capital if needed

    .  technological innovations by us or our competitors

    .  increased competition

    .  additions or departures of key personnel

    .  future sales of or conversion of debt into common stock

    .  conditions and trends in our industry

    .  general market conditions

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, and amounts due to CMGI and affiliates approximate fair value because of the short maturity of these instruments and market rates of interest.

   We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. If we choose to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                                     Page
                                                                                     ----

Independent Auditors' Report........................................................
                                                                                      29

Consolidated Balance Sheets as of July 31, 2000 and 2001............................
                                                                                      30

Consolidated Statements of Operations for the three years ended July 31, 2001.......
                                                                                      31

Consolidated Statements of Changes in Stockholders' Equity for the three years ended
  July 31, 2001.....................................................................
                                                                                      32

Consolidated Statements of Cash Flows for the three years ended July 31, 2001.......
                                                                                      33

Notes to Consolidated Financial Statements..........................................
                                                                                      34

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Engage, Inc.:

   We have audited the accompanying consolidated balance sheets of Engage, Inc. and subsidiaries as of July 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engage, Inc. and subsidiaries as of July 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

September 24, 2001, except for Note 22,
which is as of October 4, 2001
Boston, Massachusetts

                                 ENGAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                         as of July 31, 2000 and 2001

                                                                                               July 31,
                                                                                   -------------------------------
                                                                                        2000             2001
                                                                                     -----------     -----------
                                                                                   (In thousands, except par value
Assets
Current assets:
 Cash and cash equivalents........................................................ $   119,809      $    33,261
 Available-for-sale securities....................................................      16,147               --
 Accounts receivable, less allowance for doubtful accounts of $1,340 and $1,782
   at July 31, 2000 and 2001, respectively........................................      29,279            8,357
 Prepaid expenses.................................................................       1,314            1,221
 Current assets of discontinued operations........................................      51,776           13,016
                                                                                     -----------     -----------
     Total current assets.........................................................     218,325           55,855
                                                                                     -----------     -----------
 Property and equipment, net......................................................       5,475            7,094
 Intangible assets, net of accumulated amortization of $10,690 and $83,180 at July
   31, 2000 and 2001, respectively................................................      15,966           61,389
 Other assets.....................................................................       8,854            7,258
 Non-current assets of discontinued operations....................................     884,277            1,241
                                                                                     -----------     -----------
     Total assets................................................................. $ 1,132,897      $   132,837
                                                                                     ===========     ===========
Liabilities and Stockholders' Equity
Current liabilities:
 Obligation under capital lease................................................... $     4,650      $     2,806
 Current portion of long-term debt................................................       2,010            1,693
 Accounts payable.................................................................      33,365            5,903
 Due to CMGI affiliates...........................................................       1,214            1,699
 Accrued expenses.................................................................      24,599           38,396
 Deferred revenue.................................................................       7,604            6,365
                                                                                     -----------     -----------
     Total current liabilities....................................................      73,442           56,862
                                                                                     -----------     -----------
Due to CMGI.......................................................................      26,073           39,821
Deferred revenue..................................................................         651               24
Obligation under capital lease, net of current portion............................       2,905              759
Long-term debt, net of current portion............................................       1,843              266
Other long-term liabilities.......................................................         843              396
                                                                                     -----------     -----------
     Total liabilities............................................................     105,757           98,128
                                                                                     -----------     -----------
Minority interest.................................................................       8,812            6,755

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized, 0 shares issued and
   outstanding at July 31, 2000 and 2001..........................................          --               --
 Common stock, $.01 par value, 350,000 shares authorized, 178,860 and 196,539
   shares issued and outstanding at July 31, 2000 and 2001, respectively..........       1,789            1,965
 Additional paid-in capital.......................................................   3,650,059        3,774,494
 Deferred compensation............................................................      (1,234)          (4,337)
 Accumulated other comprehensive (loss) income....................................        (260)             558
 Accumulated deficit..............................................................  (2,632,026)      (3,744,726)
                                                                                     -----------     -----------
     Total stockholders' equity...................................................   1,018,328           27,954
                                                                                     -----------     -----------
     Total liabilities and stockholders' equity................................... $ 1,132,897      $   132,837
                                                                                     ===========     ===========

         See accompanying notes to consolidated financial statements.

                                 ENGAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended July 31, 1999, 2000 and 2001


                                                                                   Year Ended July 31,
                                                                          ------------------------------------
                                                                             1999         2000        2001
                                                                           --------    ---------  -----------
                                                                          (In thousands, except per share data
Product revenue.......................................................... $  9,029     $  18,598  $    14,757
Product revenue, related parties.........................................    1,774        18,908        3,163
Services and support revenue.............................................    2,457         7,890       24,902
Services and support revenue, related parties............................      137         1,412          526
                                                                           --------    ---------  -----------
    Total revenue........................................................   13,397        46,808       43,348
                                                                           --------    ---------  -----------
Cost of product revenue..................................................      125         1,345         (584)
Cost of services and support revenue.....................................    7,048         9,018       23,948
Amortization of developed-technology.....................................       --            --        5,159
                                                                           --------    ---------  -----------
    Total cost of revenue................................................    7,173        10,363       28,523
                                                                           --------    ---------  -----------
       Gross profit......................................................    6,224        36,445       14,825
                                                                           --------    ---------  -----------
Operating expenses:
  In-process research and development....................................       --            --          700
  Research and development...............................................    7,770        11,281       11,849
  Selling and marketing..................................................   10,684        38,330       41,470
  General and administrative.............................................    3,381        10,964       19,104
  Amortization and impairment of goodwill and other intangibles..........    4,491         4,701      176,331
  Restructuring costs....................................................       --            --        2,408
  Stock compensation.....................................................    1,200           347        1,940
                                                                           --------    ---------  -----------
    Total operating expenses.............................................   27,526        65,623      253,802
                                                                           --------    ---------  -----------
       Operating loss....................................................  (21,302)      (29,178)    (238,977)
Other income (expense):
  Interest income........................................................      132         5,173        4,935
  Interest expense.......................................................     (407)          (15)         (50)
  Equity in loss of joint venture........................................     (723)       (1,118)          --
  Minority interest......................................................       --           227        1,132
  Other expense..........................................................     (165)         (111)      (2,068)
                                                                           --------    ---------  -----------
       Loss from continuing operations...................................  (22,465)      (25,022)    (235,028)
                                                                           --------    ---------  -----------
Discontinued operations:
  Loss from discontinued operations......................................  (24,162)     (352,848)  (1,025,268)
  Loss from disposal of discontinued operations..........................       --            --      (16,707)
                                                                           --------    ---------  -----------
Net loss................................................................. $(46,627)    $(377,870) $(1,277,003)
                                                                           ========    =========  ===========
Basic and diluted net loss per share data:
Continuing operations....................................................                         $     (1.21)
Discontinued operations..................................................                               (5.26)
Disposal of discontinued operations......................................                               (0.09)
                                                                                                  -----------
    Basic and diluted net loss per share.................................                         $     (6.56)
                                                                                                  ===========
Pro forma basic and diluted net loss per share data:
Continuing operations.................................................... $  (0.29)    $   (0.17)
Discontinued operations..................................................    (0.32)        (2.44)
                                                                           --------    ---------
    Pro forma basic and diluted net loss per share....................... $  (0.61)    $   (2.61)
                                                                           ========    =========
Weighted average number of basic and diluted shares outstanding..........                             194,756
                                                                                                  ===========
Pro forma weighted average number of basic and diluted shares outstanding   76,399       145,044
                                                                           ========    =========

         See accompanying notes to consolidated financial statements.

                                 ENGAGE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Years Ended July 31, 1999, 2000 and 2001

                                                                               Series A        Series B        Series C
                                                                            Preferred Stock Preferred Stock Preferred Stock
                                                                            --------------  --------------  --------------
                                                                            Shares   Amount Shares   Amount Shares   Amount
                                                                            ------   ------ ------   ------ ------   ------

Balance at July 31, 1998...................................................  1,569    $ 16     --     $--      --     $--
Issuance of preferred stock, net of issuance costs of $66..................     --      --    239       2      --      --
Acquisition of I/PRO.......................................................     --      --     --      --      --      --
Deferred compensation on stock option issuances............................     --      --     --      --      --      --
Issuance of stock options..................................................     --      --     --      --      --      --
Conversion of debt to CMGI.................................................     --      --     --      --     414       4
Issuance of common stock, net of issuance costs of $50.....................     --      --     --      --      --      --
Initial public offering, net of issuance costs of $1,500, and conversion of
 preferred stock........................................................... (1,500)    (15)  (239)     (2)   (414)     (4)
Foreign currency translation adjustment....................................     --      --     --      --      --      --
Amortization of deferred compensation......................................     --      --     --      --      --      --
Exercise of stock options..................................................     --      --     --      --      --      --
Unrealized gain on available-for-sale securities...........................     --      --     --      --      --      --
Net loss...................................................................     --      --     --      --      --      --
                                                                            ------    ----   ----     ---    ----     ---
Balance at July 31, 1999...................................................     69       1     --      --      --
Acquisitions...............................................................     --      --     --      --      --      --
Conversion of Adsmart preferred stock......................................    (69)     (1)    --      --      --      --
Private placement of common stock, net of issuance costs of $825...........     --      --     --      --      --      --
Conversion of debt to CMGI.................................................     --      --     --      --      --      --
Foreign currency translation adjustment....................................     --      --     --      --      --      --
Amortization of deferred compensation......................................     --      --     --      --      --      --
Exercise of stock options..................................................     --      --     --      --      --      --
Sale of common stock under Employee Stock Purchase Plan....................     --      --     --      --      --      --
Reversal of deferred compensation on forfeited stock options...............     --      --     --      --      --      --
Unrealized gain on available-for-sale securities...........................     --      --     --      --      --      --
Repurchase of unvested stock options.......................................     --      --     --      --      --      --
Acceleration of unvested stock options.....................................     --      --     --      --      --      --
Dividend to CMGI...........................................................     --      --     --      --      --      --
Net loss...................................................................     --      --     --      --      --      --
                                                                            ------    ----   ----     ---    ----     ---
Balance at July 31, 2000...................................................     --      --     --      --      --      --
Acquisitions...............................................................     --      --     --      --      --      --
Foreign currency translation adjustment....................................     --      --     --      --      --      --
Amortization of deferred compensation......................................     --      --     --      --      --      --
Exercise of stock options..................................................     --      --     --      --      --      --
Sale of common stock under Employee Stock Purchase Plan....................     --      --     --      --      --      --
Reversal of deferred compensation on forfeited stock options...............     --      --     --      --      --      --
Unrealized gain on available-for-sale securities...........................     --      --     --      --      --      --
Repurchase of unvested stock options.......................................     --      --     --      --      --      --
Acceleration of unvested stock options.....................................     --      --     --      --      --      --
Dividend to CMGI...........................................................     --      --     --      --      --      --
Net loss...................................................................     --      --     --      --      --      --
                                                                            ------    ----   ----     ---    ----     ---
Balance at July 31, 2001...................................................     --    $ --     --     $--      --     $--
                                                                            ======    ====   ====     ===    ====     ===

                                                                              Common Stock   Additional
                                                                            ---------------   Paid-in      Deferred
                                                                            Shares   Amount   Capital    Compensation
                                                                            -------  ------  ----------  ------------

Balance at July 31, 1998...................................................     384  $    4  $   47,756    $ (1,305)
Issuance of preferred stock, net of issuance costs of $66..................      --      --       1,932          --
Acquisition of I/PRO.......................................................   2,020      20      10,161          --
Deferred compensation on stock option issuances............................      --      --       4,174      (4,174)
Issuance of stock options..................................................      --      --       1,639          --
Conversion of debt to CMGI.................................................     711       7      42,765          --
Issuance of common stock, net of issuance costs of $50.....................   1,876      19      13,063          --
Initial public offering, net of issuance costs of $1,500, and conversion of
 preferred stock...........................................................  91,296     913      93,863          --
Foreign currency translation adjustment....................................      --      --          --          --
Amortization of deferred compensation......................................      --      --          --       1,455
Exercise of stock options..................................................   1,066      10         548          --
Unrealized gain on available-for-sale securities...........................      --      --          --          --
Net loss...................................................................      --      --          --          --
                                                                            -------  ------  ----------    --------
Balance at July 31, 1999...................................................  97,353     973     215,901      (4,024)
Acquisitions...............................................................  64,217     642   1,077,552          --
Conversion of Adsmart preferred stock......................................     694       7          (6)         --
Private placement of common stock, net of issuance costs of $825...........   4,996      50      74,125          --
Conversion of debt to CMGI.................................................  10,179     102      74,827          --
Foreign currency translation adjustment....................................      --      --          --          --
Amortization of deferred compensation......................................      --      --          --         636
Exercise of stock options..................................................   2,980      30       3,610          --
Sale of common stock under Employee Stock Purchase Plan....................      75       1         764          --
Reversal of deferred compensation on forfeited stock options...............      --      --      (2,154)      2,154
Unrealized gain on available-for-sale securities...........................      --      --          --          --
Repurchase of unvested stock options.......................................     (19)     --          (8)         --
Acceleration of unvested stock options.....................................      --      --      36,764          --
Dividend to CMGI...........................................................  (1,615)    (16)  2,168,684          --
Net loss...................................................................      --      --          --          --
                                                                            -------  ------  ----------    --------
Balance at July 31, 2000................................................... 178,860   1,789   3,650,059      (1,234)
Acquisitions...............................................................  16,468     165     286,364     (25,898)
Foreign currency translation adjustment....................................      --      --          --          --
Amortization of deferred compensation......................................      --      --          --      18,358
Exercise of stock options..................................................   4,103      41       4,109          --
Sale of common stock under Employee Stock Purchase Plan....................     467       4       1,060          --
Reversal of deferred compensation on forfeited stock options...............      --      --      (4,437)      4,437
Unrealized gain on available-for-sale securities...........................      --      --          --          --
Repurchase of unvested stock options.......................................     (98)     (1)        (31)         --
Acceleration of unvested stock options.....................................      --      --         745          --
Dividend to CMGI...........................................................  (3,261)    (33)   (163,375)         --
Net loss...................................................................      --      --          --          --
                                                                            -------  ------  ----------    --------
Balance at July 31, 2001................................................... 196,539  $1,965  $3,774,494    $ (4,337)
                                                                            =======  ======  ==========    ========

                                                                             Accumulated
                                                                                Other
                                                                            Comprehensive Accumulated
                                                                            Income (Loss)   Deficit       Total
                                                                            ------------- -----------  -----------

Balance at July 31, 1998...................................................    $(1,193)   $   (38,088) $     7,190
Issuance of preferred stock, net of issuance costs of $66..................         --             --        1,934
Acquisition of I/PRO.......................................................         --             --       10,181
Deferred compensation on stock option issuances............................         --             --           --
Issuance of stock options..................................................         --             --        1,639
Conversion of debt to CMGI.................................................         --             --       42,776
Issuance of common stock, net of issuance costs of $50.....................         --             --       13,082
Initial public offering, net of issuance costs of $1,500, and conversion of
 preferred stock...........................................................         --             --       94,755
Foreign currency translation adjustment....................................        340             --          340
Amortization of deferred compensation......................................         --             --        1,455
Exercise of stock options..................................................         --             --          558
Unrealized gain on available-for-sale securities...........................        500             --          500
Net loss...................................................................         --        (46,627)     (46,627)
                                                                               -------    -----------  -----------
Balance at July 31, 1999...................................................       (353)       (84,715)     127,783
Acquisitions...............................................................         --             --    1,078,194
Conversion of Adsmart preferred stock......................................         --             --           --
Private placement of common stock, net of issuance costs of $825...........         --             --       74,175
Conversion of debt to CMGI.................................................         --             --       74,929
Foreign currency translation adjustment....................................       (565)            --         (565)
Amortization of deferred compensation......................................         --             --          636
Exercise of stock options..................................................         --             --        3,640
Sale of common stock under Employee Stock Purchase Plan....................         --             --          765
Reversal of deferred compensation on forfeited stock options...............         --             --           --
Unrealized gain on available-for-sale securities...........................        658             --          658
Repurchase of unvested stock options.......................................         --             --           (8)
Acceleration of unvested stock options.....................................         --             --       36,764
Dividend to CMGI...........................................................         --     (2,169,441)        (773)
Net loss...................................................................         --       (377,870)    (377,870)
                                                                               -------    -----------  -----------
Balance at July 31, 2000...................................................       (260)    (2,632,026)   1,018,328
Acquisitions...............................................................         --             --      260,631
Foreign currency translation adjustment....................................        698             --          698
Amortization of deferred compensation......................................         --             --       18,358
Exercise of stock options..................................................         --             --        4,150
Sale of common stock under Employee Stock Purchase Plan....................         --             --        1,064
Reversal of deferred compensation on forfeited stock options...............         --             --           --
Unrealized gain on available-for-sale securities...........................        120             --          120
Repurchase of unvested stock options.......................................         --             --          (32)
Acceleration of unvested stock options.....................................         --             --          745
Dividend to CMGI...........................................................         --        164,303          895
Net loss...................................................................         --     (1,277,003)  (1,277,003)
                                                                               -------    -----------  -----------
Balance at July 31, 2001...................................................    $   558    $(3,744,726) $    27,954
                                                                               =======    ===========  ===========

         See accompanying notes to consolidated financial statements.

                                  ENGAGE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended July 31, 1999, 2000 and 2001

                                                                                        Year Ended July 31,
                                                                                 --------------------------------
                                                                                   1999      2000        2001
                                                                                 --------  ---------  -----------
                                                                                          (In thousands)
Cash flows from operating activities:
  Net loss...................................................................... $(46,627) $(377,870) $(1,277,003)
  Loss from discontinued operations.............................................  (24,162)  (352,848)  (1,041,975)
                                                                                 --------  ---------  -----------
  Loss from continuing operations...............................................  (22,465)   (25,022)    (235,028)
  Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation, amortization and impairment....................................    4,905      5,425      183,721
   Equity in loss of joint venture..............................................      723      1,136           --
   Provision for bad debts......................................................      154      1,196        1,823
   Stock compensation...........................................................    1,200        347        1,940
   Amortization of discount on available-for-sale securities....................       --     (1,183)          (6)
   (Gain) loss on sale of available-for-sale securities.........................       --        (40)          --
   (Gain) loss on disposal of property and equipment............................      165         (8)          --
   Minority interest............................................................       --       (227)      (1,132)
   In-process research and development..........................................       --         --          700
   Changes in operating assets and liabilities, net of impact of acquisitions:
    Accounts receivable.........................................................   (2,805)   (26,206)      11,647
    Prepaid expenses and other assets...........................................     (238)    (3,847)       1,352
    Due to CMGI and affiliates..................................................       --     29,362       15,191
    Accounts payable............................................................    7,376      5,117      (31,213)
    Accrued expenses............................................................    9,643    (28,326)       6,046
    Deferred revenue............................................................    4,324      1,094       (6,002)
                                                                                 --------  ---------  -----------
      Net cash provided by (used for) continuing operations.....................    2,982    (41,182)     (50,961)
      Net cash used for discontinued operations.................................  (23,003)   (89,720)     (47,282)
                                                                                 --------  ---------  -----------
      Net cash used for operating activities....................................  (20,021)  (130,902)     (98,243)
                                                                                 --------  ---------  -----------
Cash flows from investing activities:
  Purchase of available-for-sale securities.....................................       --    (54,263)          --
  Proceeds from redemption of available-for-sale securities.....................       --     87,163       16,400
  Net cash acquired on acquisition of subsidiaries..............................      707     21,963        2,706
  Purchases of property and equipment...........................................     (388)   (16,842)      (8,217)
  Other.........................................................................   (1,416)    (1,992)         858
                                                                                 --------  ---------  -----------
      Net cash (used for) provided by investing activities......................   (1,097)    36,029       11,747
                                                                                 --------  ---------  -----------
Cash flows from financing activities:
  Net change in debt to CMGI and affiliates.....................................   24,230     30,198           --
  Proceeds from issuance of common stock, net of issuance costs and repurchases.  108,395     83,994        6,077
  Issuance of preferred stock, net of issuance costs............................    1,934         --           --
  Repayment of capital lease obligations........................................     (210)    (3,173)      (4,733)
  Repayment of long-term debt...................................................   (1,287)    (4,465)      (1,894)
                                                                                 --------  ---------  -----------
      Net cash provided by (used for) financing activities......................  133,062    106,554         (550)
                                                                                 --------  ---------  -----------
Effect of exchange rate changes on cash and cash equivalents....................       (6)    (3,906)         498
                                                                                 --------  ---------  -----------
Net increase (decrease) in cash and cash equivalents............................  111,938      7,775      (86,548)
Cash and cash equivalents, beginning of period..................................       96    112,034      119,809
                                                                                 --------  ---------  -----------
Cash and cash equivalents, end of period........................................ $112,034  $ 119,809  $    33,261
                                                                                 ========  =========  ===========
Supplemental disclosures of cash flow information:
Cash paid for interest.......................................................... $     41  $   1,353  $       995
                                                                                 ========  =========  ===========

         See accompanying notes to consolidated financial statements.

                                 ENGAGE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

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

   On April 28, 2000, we completed the acquisition of Adsmart Corporation ("Adsmart"), also a majority owned subsidiary of CMGI, and Flycast Communications Corporation ("Flycast"), a wholly owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000. This transaction has been accounted for as a combination of entities under common control (i.e, "as-if pooling"). Accordingly, our consolidated financial statements have been restated for all periods prior to the business combination to include the financial results back to the date on which CMGI founded Adsmart (April 1, 1996) and the date on which CMGI acquired Flycast (January 13, 2000). All financial information has been accounted for using CMGI's historical basis in Adsmart and Flycast, including CMGI's application of purchase accounting to the assets acquired and liabilities assumed of Flycast. The consolidated balance sheets as of July 31, 2000 and 2001 and the consolidated statements of operations for the three years ended July 31, 2001 reflect the combined consolidated financial position and results of operations of Engage and Adsmart for those periods. The consolidated balance sheet as of July 31, 2000 and 2001 and the consolidated statements of operations for the year ended July 31, 2000 and 2001 also reflect the combined financial position and results of operations of Flycast at July 31, 2000 and since January 13, 2000. Both of the acquisitions were included in our Media segment.

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

   Discontinued Operations

   In April 2001 we announced the sale of certain assets of Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. We anticipate that remaining media operations will cease by October 2001. The sale and abandonment resulted in a loss of $16,707,000, or $(.09) in net loss per common share, fully diluted. The loss from disposal of discontinued operations consisted of $8,941,000 related to the write down of media fixed assets to their estimated net realizable value, $3,290,000 related to the accrual of estimated losses for the period August 1, 2001 through the date that media operations cease and $4,476,000 related to costs directly associated with the decision to divest, including post divestiture reorganization costs. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and long term assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows,

                                 ENGAGE, INC.

and related notes. No liabilities associated with discontinued operations were assumed by a third party. The results of discontinued operations were as follows:

                                                     Year Ended July 31,
                                              --------------------------------
                                                1999      2000        2001
                                              --------  ---------  -----------
                                                       (In thousands)
Revenue...................................... $ 13,437  $ 129,977  $    67,354
Loss from discontinued operations............  (24,162)  (352,848)  (1,025,268)
Loss from disposal of discontinued operations       --         --      (16,707)

   The assets identified as part of the disposition of the Media segment are recorded as current assets of discontinued operations or non-current assets of discontinued operations; the cash flow of the segment is reported as net cash used for discontinued operations; and the results of operations of the segment are reported as loss from discontinued operations, net of tax. Current assets of discontinued operations consists of the following:

                                                                  July 31,
                                                               ---------------
                                                                2000    2001
                                                               ------- -------
                                                               (In thousands)
Accounts receivable, net of allowance for doubtful accounts... $50,520 $12,008
Prepaid expenses..............................................   1,256   1,008
                                                               ------- -------
   Total current assets of discontinued operations............ $51,776 $13,016
                                                               ======= =======

   Non-current assets of discontinued operations consists of the following:

                                                                             July 31,
                                                                          ---------------
                                                                            2000    2001
                                                                          -------- ------
                                                                          (In thousands)
Property and equipment, net of accumulated depreciation and amortization. $ 25,859 $  701
Intangible assets, net of accumulated amortization.......................  857,357     --
Other assets.............................................................    1,061    540
                                                                          -------- ------
   Total non-current assets of discontinued operations................... $884,277 $1,241
                                                                          ======== ======

   Liquidity

   At July 31, 2001, we had working capital deficit of $1,007,000, an accumulated deficit of $3.7 billion, and losses from operations since inception. Management has taken several actions to ensure that we will continue as a going concern through July 31, 2002, including actual and planned reductions in operating expenses through headcount reductions, the closure of several facilities, the discontinuation of our Media segment, discussed above, and the negotiation of additional financing and subsequent restructuring of amounts due to our parent, CMGI, discussed in note 22. Management believes that these actions, combined with cash on hand at July 31, 2001 of $33,261,000, will enable us to continue operations through July 31, 2002.

   Principles of Consolidation

   The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany account balances and transactions between the companies have been eliminated.

                                 ENGAGE, INC.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Revenue Recognition

   Effective August 1, 1998, we adopted the provisions of SOP 97-2, Software Revenue Recognition. For transactions after August 1, 1998, revenue from software product licenses is generally recognized when (i) a signed noncancelable software license exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable.

   For multiple element arrangements involving products, services and support elements from MediaBridge Technologies, Inc. ("MediaBridge"), a recent acquisition, we recognize revenue in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence of fair value for MediaBridge's services and support elements based on the price charged when these elements are sold separately. Accordingly, software license revenue for products developed by MediaBridge is recognized under the residual method in arrangements in which the software is sold with one or both of the other elements. Revenue from license agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method with labor hours used as a measure of progress towards completion. For license arrangements involving customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

   We recognize revenue from periodic subscriptions ratably over the subscription term, typically twelve months. We recognize revenue from usage-based subscriptions monthly based on actual usage.

   Our service and support revenue includes revenue from software maintenance and other professional services, primarily from consulting, implementation and training. We defer revenue from software maintenance and recognize it ratably over the term of each maintenance agreement, which is typically twelve months. We recognize revenue from professional services as the services are performed and collectibility is probable.

   Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments with maturities of greater than 90 days and less than twelve months are considered short-term investments. Cash equivalents at July 31, 2000 consisted of money market mutual funds and commercial paper. Cash equivalents at July 31, 2001 consisted of a money market mutual fund.

                                 ENGAGE, INC.

   Non-cash Transactions

   During fiscal 1999, non-cash investing activities include the acquisition of I/PRO (see note 6) in exchange for 2,020,368 shares of our common stock, and additional debt to CMGI totaling $22,086,000, as well as the acquisition of 2Can Media, Inc. ("2Can") (see note 6) in exchange for additional debt to CMGI totaling $28,483,000.

   During fiscal 1999, non-cash financing activities included the issuance of 413,564 shares of our Series C Preferred Stock, as repayment of approximately $37,447,000 of debt to CMGI. In addition, non-cash financing activities included the issuance of 710,514 shares of our common stock as repayment of approximately $5,329,000 of debt to CMGI.

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

   During fiscal 2000, we acquired AdKnowledge, Inc. ("AdKnowledge"), Flycast, the Virtual Billboard Network ("VBN") and additional ownership in Engage Technologies Japan through the issuance of an aggregate of approximately 64,217,000 shares of common stock (see note 6).

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

   During fiscal 2001, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $4,437,000 in both deferred compensation and additional paid-in capital.

   During fiscal 2001, we acquired MediaBridge and Space Media Holdings Limited ("Space") through the issuance of an aggregate of approximately 16,441,000 shares of common stock (see note 6).

   During fiscal 2001, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of Engage common shares previously issued to CMGI as part of the Flycast acquisition. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $163,408,000 and $164,303,000, respectively (see note 6).

                                 ENGAGE, INC.

   Fair Value of Financial Instruments, Concentration of Risk and Significant Customers

   The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to CMGI affiliates approximates fair value because of the short-term nature of these instruments. The carrying value of due to CMGI, long-term debt and capital lease obligations approximate their fair values, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

   Sales to one customer accounted for 14% of our revenue for the year ended July 31, 1999. Sales to two customers accounted for 28% and 11% of our revenue for the year ended July 31, 2000. Sales to two customers accounted for 13% and 12% of our revenue for the year ended July 31, 2001. Accounts receivable due from two customers accounted for 55% and 17% of total accounts receivable at July 31, 2000. The company's customer base consists of geographically diverse customers across many industries.

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

   Intangible Assets

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

                                 ENGAGE, INC.

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

   Subsequent to our acquisition of MediaBridge, CMGI owned approximately 78% of us and thus we will have available to us the full benefit of all Federal and state net operating losses incurred subsequent to the date of the MediaBridge acquisition. The tax sharing agreement between CMGI and us requires us to reimburse CMGI to the extent it contributes to the consolidated tax liability of the CMGI group; however, under the policy, CMGI is not obligated to reimburse us for any losses utilized in the consolidated CMGI group.

                                 ENGAGE, INC.

   Advertising Costs

   We expense advertising costs as incurred. Advertising expense was approximately $1,166,000, $5,417,000 and $4,868,000 for the fiscal years ended July 31, 1999, 2000 and 2001, respectively.

   Accounting for Stock-Based Compensation

   We have adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The pro forma impact on earnings has been disclosed in the notes to the consolidated financial statements as required by SFAS 123 (see note 15). In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

   As described in note 14, conversion of all Engage preferred stock and debt to CMGI occurred upon the completion of our initial public offering in July 1999. Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted at the option of CMGI into shares of convertible preferred stock. CMGI elected to convert all advances and accrued interest outstanding on April 28, 2000 into shares of Adsmart convertible preferred stock. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into our common stock occurred upon the completion of our acquisition of Adsmart (see note 9). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the years ended July 31, 1999 and 2000 reflects the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of each period or date of issuance, if later, using the if-converted method.

   Historical basic and diluted net loss per share have not been presented on the face of the income statement for the years ended July 31, 1999 and 2000 because they are irrelevant due to the significant change in our capital

                                 ENGAGE, INC.

structure and resultant basic and diluted loss per share that resulted upon conversion of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

   The reconciliation of the numerators and denominators of the basic and diluted per share loss from continuing operations is as follows:

                       BASIC AND DILUTED LOSS PER SHARE

                                                                  Year Ended
                                                                July 31, 2001
                                                            ----------------------
                                                                (In thousands,
                                                            except per share data)
Numerator:
Loss from continuing operations............................       $(235,028)
                                                                  ---------
Denominator:
Weighted average shares outstanding........................         194,756
                                                                  ---------
Basic and diluted per share loss from continuing operations       $   (1.21)
                                                                  =========

   The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted per share loss from continuing operations is as follows:

                  PRO FORMA BASIC AND DILUTED LOSS PER SHARE

                                                                       Year Ended July 31,
                                                                      --------------------
                                                                        1999       2000
                                                                      --------   --------
                                                                      (In thousands, excep
                                                                         per share data)
Numerator:
Loss from continuing operations...................................... $(22,465)  $(25,022)
Denominator:
Weighted average shares outstanding..................................    3,941    137,615
Assumed conversion of preferred stock................................   59,762        514
Assumed conversion of debt to CMGI...................................   12,696      6,915
                                                                      --------   --------
Weighted average number of diluted shares outstanding................   76,399    145,044
                                                                      --------   --------
Pro forma basic and diluted per share loss from continuing operations $  (0.29)  $  (0.17)
                                                                      ========   ========

                                 ENGAGE, INC.

   Had we presented the historical basic and diluted per share loss from continuing operations for the years ended July 31, 1999 and 2000, the reconciliation of the numerators and denominators of the historical basic and diluted per share loss from continuing operations would have been as follows:

                HISTORICAL BASIC AND DILUTED NET LOSS PER SHARE

                                                             Year Ended July 31,
                                                            --------------------
                                                              1999       2000
                                                            --------   --------
                                                            (In thousands, excep
                                                               per share data)
Numerator:
Loss from continuing operations............................ $(22,465)  $(25,022)
                                                            --------   --------
Denominator:
Weighted average shares outstanding........................    3,941    137,615
                                                            --------   --------
Basic and diluted per share loss from continuing operations $  (5.70)  $  (0.18)
                                                            ========   ========

   At July 31, 2001, we had outstanding stock options to purchase 16,433,532 shares of common stock at a weighted average exercise price of $7.45 that could potentially dilute earnings. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

   Comprehensive Income

   We have adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. SFAS requires net unrealized holding gains, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

   Reclassifications

   Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

   New Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. We are currently evaluating these statements and their impact on our financial position, results of operations and cash flows.

                                 ENGAGE, INC.

(3) Combining Financial Information

   The acquisitions of Flycast and Adsmart have been accounted for as an "as-if-pooling" and accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Flycast back to January 13, 2000, the date CMGI completed its acquisition of Flycast and of Adsmart back to April 1, 1996, the date CMGI founded Adsmart. All of the historical results of operations of Adsmart and Flycast were previously included in our Media segment. Therefore, these results have now been included within loss from discontinued operations. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                                    Year Ended July 31,
                                                    -------------------
                                                      1999      2000
                                                    --------  ---------
Loss from discontinued operations:
   Engage.......................................... $ (9,538) $(204,994)
   Flycast.........................................    --      (123,797)
   Adsmart.........................................  (14,624)   (24,057)
                                                    --------  ---------
       Total loss from discontinued operations..... $(24,162) $(352,848)
                                                    ========  =========

(4) Available-for-Sale Securities

   A $500,000 unrealized holding gain was recorded on the securities held at July 31, 1999, based on the change in market value since the date of acquisition. The unrealized holding loss is presented in the equity section of our consolidated balance sheet as a component of accumulated other comprehensive loss. We sold these securities in fiscal 2000 for an immaterial gain. At July 31, 2000 the fair value of investments in marketable securities approximated cost and the unrealized holding gains or losses were not material. No available for sale securities were held as of July 31, 2001. The fair value of available-for-sale securities at July 31, 2000 was as follows:

                                                (In thousands)
                                                --------------
Corporate bonds................................    $15,696
Certificates of deposit........................        451
                                                   -------
       Total available-for-sale securities.....    $16,147
                                                   =======

(5) Property and Equipment


                                                                             July 31,
                                                       Estimated         ----------------
                                                      Useful Life         2000     2001
                                                ------------------------ -------  -------
                                                                          (In thousands)
Office furniture and computer equipment........        3-5 years         $ 5,695  $ 8,438
Software licenses..............................         3 years            1,063    3,172
Leasehold improvements......................... 4 years or life-of-lease     282      542
                                                                         -------  -------
       Total...................................                            7,040   12,152
Less: Accumulated depreciation and amortization                           (1,565)  (5,058)
                                                                         -------  -------
Property and equipment, net....................                          $ 5,475  $ 7,094
                                                                         =======  =======

                                 ENGAGE, INC.

   Property and equipment recorded under capital leases amounted to approximately $6,362,000 and $269,000 at July 31, 2000 and 2001, respectively. Total accumulated amortization related to these assets under capital leases amounted to approximately $4,160,000 and $85,000 at July 31, 2000 and July 31, 2001, respectively. All equipment recorded under capital leases at July 31, 2000 was included in non-current assets of discontinued operations.

(6) Acquisitions and Divestitures

   Fiscal 1999

   In March 1999, CMGI acquired 2Can, an online advertising representation firm, in exchange for purchase consideration valued at $28,483,000, including bridge notes receivable of $1,500,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. Concurrent with CMGI's closing of the 2Can acquisition, CMGI contributed 2Can to Adsmart in exchange for additional debt to CMGI of $28,483,000. This transaction was accounted for as a transfer of entities under common control where Adsmart recorded assets and liabilities of 2Can at CMGI's recorded basis. As discussed in note 2, we acquired Adsmart on April 28, 2000 in a merger treated as a pooling of interests. The results of operations of 2Can have been included in our consolidated financial statements since March 11, 1999. In April 2000, in accordance with the Agreement and Plan of Merger with 2Can, we recorded additional purchase consideration in the 2Can acquisition of $5,232,000 resulting from contingent consideration due based on earnings targets being met. This additional consideration was paid directly by CMGI based on the provisions of the 2Can merger agreement. We have recorded this as an increase in both goodwill and additional paid-in capital.

   In April 1999, we acquired I/PRO, a provider of Web-site traffic measurement and audit services, for approximately $32,651,000, including acquisition costs of $244,000 and net of cash acquired of approximately $347,000. The purchase price consisted of $1,563,000 in net cash, $20,907,000 in CMGI common shares and $10,181,000 in Engage common shares and options. The per share value of the CMGI shares included in the purchase price was $28.99, net of a 9% weighted average market value discount to reflect the restriction on transferability. The per share value of our common shares included in the purchase price was $3.29 per share.

   The portion of the purchase price originally allocated to in-process research and development ("IPRD") for I/PRO was $4.5 million, or approximately 14% of the total purchase price. The value allocated to the project identified as IPRD was charged to expense in the quarter ended April 30, 1999 and has been reflected as a component of Loss from Discontinued Operations as part of our disposal of our Media segment. At the acquisition date, I/PRO's major in-process project was the development of a new data processing system, project name Normandy, which is intended to provide improved functionality. In general, the existing data processing system did not provide sufficient fault tolerance, scalability and data processing efficiency to meet future customer needs.

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

                                 ENGAGE, INC.

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

   Fiscal 2000

   In December 1999, we acquired AdKnowledge, a provider of products and services which allow online marketers and ad agencies to plan, target, serve, track and analyze advertising campaigns, for approximately $161,000,000, including acquisition costs of $3,800,000 and net of cash acquired of approximately $3,000,000. In November 1999, CMGI acquired approximately 88% of AdKnowledge. Second, CMGI and other AdKnowledge shareholders contributed or sold the remaining AdKnowledge shares to us in exchange for approximately 10,336,000 total shares of our common stock with approximately 9,830,000 shares issued to CMGI for its interest and approximately 506,000 shares issued to other shareholders. Additionally, stock options to acquire our common stock issued in the contribution, valued at approximately $18,000,000, have been included in the purchase consideration.

   In December 2000, in accordance with the Agreement and Plan of Merger with AdKnowledge, we recorded additional purchase consideration of $3,000,000 resulting from contingent consideration due based on certain performance goals being met by AdKnowledge. This additional consideration was paid directly by CMGI in the form of CMGI common shares based on the provisions of the AdKnowledge merger agreement. Upon closing the AdKnowledge acquisition, we issued Engage common shares to CMGI in consideration for the CMGI common shares that were placed in escrow to satisfy certain performance goals; no value had previously been ascribed to the Engage common shares issued. Upon AdKnowledge's attainment of the performance goals, we recorded the $3,000,000 contingent consideration value as an increase to goodwill and additional paid-in capital. The additional goodwill is being amortized over the remaining life of the goodwill originally recorded for the AdKnowledge acquisition.

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

                                 ENGAGE, INC.

and Engage stock options exchanged for Adsmart and Flycast stock options in excess of CMGI's historical cost basis in Adsmart and Flycast. Direct acquisition costs consisting primarily of legal, accounting and banker fees approximated $4,951,000 as a result of these acquisitions and were expensed in fiscal 2000.

   Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unvested CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the years ended July 31, 2000 and 2001, is as follows:

                                                                     (In thousands)
                                                                     --------------
Dividend to CMGI recorded upon consummation of the Flycast and
  Adsmart acquisition...............................................   $2,257,865(1)
Value of Engage common shares received from/due from CMGI for option
  cancellations for the period April 30, 2000 through July 31, 2000.      (80,927)
Cash consideration for exercise price of CMGI stock options.........       (7,497)
                                                                       ----------
Net dividend to CMGI recorded as of July 31, 2000...................    2,169,441
Value of Engage common shares received from/due from CMGI for option
  cancellations for the period August 1, 2000 through July 31, 2001.     (163,408)
Cash consideration for exercise price of CMGI stock options.........         (895)
                                                                       ----------
Net dividend to CMGI................................................   $2,005,138
                                                                       ==========

(1)Reflects an increase in the dividend originally recorded due to a reduction in the Flycast purchase price of approximately $8.3 million resulting from a reduction in estimated investment banker fees accrued at the date of acquisition.

   The portion of the purchase price allocated to IPRD in the Flycast acquisition was $29,300,000, or approximately 3.3% of CMGI's original total purchase price. The value allocated to projects identified as IPRD was charged to expense in the quarter ended April 30, 2000 and has been reflected as a component of Loss from Discontinued Operations as part of our disposal of our Media segment.

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

                                 ENGAGE, INC.

complete, based on development costs incurred through the acquisition date versus the total costs estimated to complete the project. The Flycast IPRD project was substantially completed within the time originally estimated.

   The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, working capital and fixed assets. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for in-process research and development was 30%, a premium over the estimated weighted-average cost of capital of 24%. The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses and income taxes from such acquired technology. As of June 2000, the IPRD has been substantially completed.

   In June 2000, we acquired substantially all of the assets of VBN, a Canadian online advertising network, for approximately $4,730,000, including $200,000 in acquisition costs, consisting of approximately 249,000 shares issued upon the closing date of the deal and approximately 28,000 shares issuable upon the one year anniversary of the closing.

   In June 2000, we also acquired Interactive Solutions Inc. ("ISI"), a Japanese company previously owned by Sumitomo Corporation, an affiliate, for cash consideration of approximately $4,720,000, net of cash acquired of $189,000.

   Fiscal 2001

   On August 31, 2000, we completed our acquisition of Space, a leading independent Internet marketing network in Asia, in an all-stock transaction for approximately $35.8 million including acquisition costs of $425,000 and net of cash acquired of $70,000. The purchase price consisted of approximately 3,174,000 common shares with a per share value of $11.17. We also recorded approximately $18.9 million in deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. Contingent consideration, consisting of approximately 1,404,000 common shares, was placed in escrow to secure certain performance obligations by Space. The performance goals were not met by Space, and we expect the contingent consideration shares in escrow will be returned to us during the first quarter of fiscal 2002. The shares we issued in connection with the Space acquisition are not registered under the Securities Act of 1933 and are subject to certain restrictions on transferability. The value of our shares included in the purchase price was recorded net of a weighted average 10% market discount to reflect restrictions on transferability on some of these shares.

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

                                 ENGAGE, INC.

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

   Business operations associated with 2Can, Adsmart, I/PRO, AdKnowledge, Flycast, VBN, ISI and Space were included in our Media segment, which discontinued operations in October 2001 (see note 2).

   The purchase prices for the acquisitions were allocated as follows:

                                                                                             All
                                2 Can    I/PRO   AdKnowledge Flycast   MediaBridge  Space   Others
                               -------  -------  ----------- --------  ----------- -------  ------
                                                         (In thousands)
Working capital (deficit), net
  of cash acquired of $360
  for 2Can, $347 for I/PRO,
  $3,044 for AdKnowledge,
  $12,893 for Flycast,
  $2,636 for MediaBridge,
  $70 for Space and $189 for
  All Others.................. $(6,168) $  (498)  $ (7,954)  $ 23,659   $(10,177)  $(1,042) $  603
Property and equipment........     141    1,676      4,311     11,751      2,034       434      20
Other assets..................      32      230        515        316        286      --       408
In-process research and
  development.................    --      4,500      2,317     29,300        700      --      --
Long-term obligations.........     (46)    (465)    (4,809)    (2,834)      (690)     --      --
Goodwill......................  39,756   22,288    160,144    728,558    202,612    36,416   8,498
Other identifiable intangible
  assets......................    --      4,920      6,508     93,820     24,300      --      --
                               -------  -------   --------   --------   --------   -------  ------
Purchase price, net of cash
  acquired.................... $33,715  $32,651   $161,032   $884,570   $219,065   $35,808  $9,529
                               =======  =======   ========   ========   ========   =======  ======

   The following table represents our unaudited pro forma results of operations for the years ended July 31, 2000 and 2001, as if the MediaBridge acquisition had occurred on August 1, 1999 and as if we owned 66.6% of Engage Technologies Japan on August 1, 1999. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation, the elimination of amounts expensed for in-process research and development and for the issuance of shares used in the acquisition, and the elimination of intercompany transactions. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future. The acquisitions of 2Can, Adsmart, I/PRO, AdKnowledge, Flycast, VBN, ISI and Space were included in our Media segment and therefore have been excluded from the results below.

                                                                July 31,
                                                        ------------------------
                                                           2000         2001
                                                         ---------    ---------
                                                        (In thousands, except pe
                                                               share data)
Net revenue............................................ $  68,138    $  45,136
Loss from continuing operations........................  (118,671)    (250,971)
Pro forma net loss from continuing operations per share $   (0.63)   $   (1.28)

   In April 2001, we sold certain assets and liabilities of I/PRO to an unrelated third-party and ceased providing the related media services. We recorded a loss of approximately $2.3 million in the year ended July 31, 2001 in conjunction with the sale of certain assets and liabilities of I/PRO.

(7) Consolidation of Engage Japan

   In August 1998, we acquired for $1.4 million in cash, 49% of the shares of Engage Japan (formerly Engage Technologies Japan, Inc.), a joint venture with Sumitomo Corporation in Japan, and accounted for under the equity method of accounting. In June 2000, we increased our ownership interest in Engage Japan to 66.6% for gross consideration of approximately $4,858,000 consisting of approximately 219,000 shares of our common shares issued to Sumitomo, the contribution of technology to Engage Japan, and cash consideration of approximately $1,973,000. As such, beginning in June 2000, we began accounting for our investment in Engage Technologies Japan under the consolidation method.

(8) Impairment

   During the year ended July 31, 2001, we recorded impairment charges totaling approximately $784.8 million. Impairment charges of $109.0 million related to our software and services business are reflected within amortization and impairment of goodwill and other intangibles. Impairment charges of $675.8 million related to our media segment are reflected within loss from discontinued operations. Impairment charges were recorded as a result of management's business review and impairment analysis performed during the year ended July 31, 2001 under its existing policy regarding impairment of long-lived assets. Additionally, where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. This assessment is conducted at a segment level, as the individual acquisitions have been integrated into operating segments whose value is better determined by assessing the value of the segments as opposed to the value of the individual acquisitions within the segments. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes an analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies.

   During the year ended July 31, 2001, our Media segment experienced a significant decline in revenue due to an Internet advertising market that worsened during each of the four quarters in our fiscal year ended July 31, 2001. In addition, during the year ended July 31, 2001, we abandoned the Flycast trade name and terminated most media employees in conjunction with our restructuring activities (see note 17). As a result, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Media segment were not fully recoverable. As a result, in the year ended July 31, 2001 we recorded impairment charges totaling $675.8 million, of which $137.2 million was recorded in the fourth quarter of fiscal 2001, representing all of the intangible assets associated with the Media segment.

   During the year ended July 31, 2001, our Software segment experienced negative revenue growth due to worsening general macroeconomic conditions, a decrease in both the size and quantity of orders for our ad serving and content management software solutions, declines in the market value of our stock, liquidity issues, and management's expectations of future performance. As a result, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Software segment were not fully recoverable. As a result, in the fourth quarter ended July 31, 2001 we recorded impairment charges totaling $109.0 million within our Software segment. Management also assessed the useful lives associated with remaining intangibles, primarily three years, and determined that the useful lives were appropriate.

   Through July 31, 2001, each of the segments for which impairment charges were recorded had experienced declines in operating and financial metrics in comparison to the metrics forecasted at the time of the companies' respective acquisitions. The impairment analysis considered that most of these companies were recently acquired during the time period from March 1999 to September 2000, a period in which business valuations associated with the Internet were substantially higher than current conditions. However, sufficient monitoring was performed over the course of the past several quarters and the companies' have each completed an operating cycle since acquisition. This monitoring process culminated with impairment charges for our Media segment of $16,779,000 and $521,841,000 during the first and second quarters, respectively, of the year ended July 31, 2001 and $137,226,000 in the fourth quarter of the year ended July 31, 2001, and impairment charges of $109,000,000 for our Software segment in the fourth quarter of the year ended July 31, 2001.

   The discount rates used in the impairment calculations during fiscal 2001 ranged from 20% to 25%. These discount rates were determined by an analysis of the risks associated with certain goodwill and other intangible assets at the time at which the impairment analysis was performed. The resulting net cash flows to which the discount rates were applied were based on management's estimates of revenues, operating expenses and income taxes from the assets with identified impairment indicators at the time at which the impairment analysis was performed.

(9) Debt to CMGI

   Engage

   In May 1999, we formalized a borrowing arrangement with CMGI and executed a secured convertible demand note with CMGI dated February 1, 1999. Advances accrued interest at the annual rate of 7%, and advances and accrued interest were prepayable without penalty. Advances outstanding under this note were secured by substantially all our assets and intellectual property. Principal and accrued interest were convertible at the option of CMGI into shares of Series C Preferred Stock or common stock. The number of Series C Preferred shares or common shares to be issued upon conversion of each borrowing represented by the note was based on our estimated fair value at the end of the period in which such borrowing was made.

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

                                 ENGAGE, INC.

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

   See note 22.

(10) Accrued expenses

                                                July 31,
                                           -------------------
                                            2000        2001
                                           -------     -------
                                             (In thousands)
Restructuring.........................     $    --     $11,511
Loss from discontinued operations.....          --       7,767
Accrued accounts payable..............       4,834       5,126
Other.................................      19,765      13,992
                                           -------     -------
       Total accrued expenses.........     $24,599     $38,396
                                           =======     =======

(11) Leases

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

   Total rent expense amounted to $1,066,000, $2,648,000 and $5,519,000 for the years ended July 31, 1999, 2000 and 2001, respectively. Total sublease payments that we received and offset against rent expense were approximately $181,000 for the year ended July 31, 2001. Rent paid to CMGI for office facilities amounted to approximately $335,000, $548,000 and $2,035,000 for the years ended July 31, 1999, 2000 and 2001, respectively. Rent expense for equipment paid to CMGI and a CMGI subsidiary amounted to approximately $735,000, $1,108,000 and $656,000 for the years ended July 31, 1999, 2000 and 2001, respectively. Rent expense for computer equipment paid to Compaq Computer Corporation ("Compaq"), an affiliated company, amounted to approximately $236,000 and $1,417,000 for the years ended July 31, 2000 and 2001, respectively.

                                 ENGAGE, INC.

   Minimum annual rental commitments are as follows at July 31, 2001:

                                                     Operating Capital
                                                      Leases   Leases
                                                     --------- -------
                                                      (In thousands)
          2002......................................  $16,531  $2,939
          2003......................................   10,884     393
          2004......................................    8,999     223
          2005......................................    7,809     113
          2006......................................    2,209      96
          Thereafter................................    2,132      --
                                                      -------  ------
                                                      $48,564   3,764
                                                      =======
          Less: amount representing interest........              199
                                                               ------
          Present value of capital lease obligations           $3,565
                                                               ======
          Comprised of:
          Current portion...........................           $2,806
          Non-current portion.......................              759
                                                               ------
                                                               $3,565
                                                               ======

(12) Long-Term Debt

   Long-term debt consists of the following at July 31, 2000 and 2001:

                                                                                2000     2001
                                                                               -------  -------
                                                                                (In thousands)
Subordinated secured promissory note dated February 26, 1999, 13% interest per
  annum, 30 monthly payments of $49,115, maturing September 2001.............. $   635  $    98
Loan and security agreement dated August 20, 1999, 13.3% interest per annum,
  36 monthly payments of $135,344, maturing September 2002, collateralized by
  substantially all assets of AdKnowledge.....................................   3,043    1,861
Other.........................................................................     175       --
                                                                               -------  -------
Total long-term debt..........................................................   3,853    1,959
Less: current portion.........................................................  (2,010)  (1,693)
                                                                               -------  -------
Net long-term portion......................................................... $ 1,843  $   266
                                                                               =======  =======

(13) Income Taxes

   A portion of our current year tax loss and a majority of our prior year tax losses from operations have been utilized by CMGI. We have recorded a full valuation allowance against our net deferred tax assets since we believe that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for any of the periods presented because of the aforementioned valuation allowance.

                                 ENGAGE, INC.

   Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of federal deferred tax assets (liabilities) are comprised of the following:

                                                                                   July 31,
                                                                              ------------------
                                                                                2000      2001
                                                                              --------  --------
                                                                                (In thousands)
Deferred tax assets:
 Research credits............................................................ $    215  $    656
 Deferred stock-based compensation...........................................   24,197    10,136
 Deferred revenue............................................................      814       815
 Accruals and other reserves.................................................    4,688     9,698
 Loss carryforwards..........................................................   54,059   129,340
 Basis difference in available for sale securities...........................    --        --
                                                                              --------  --------
                                                                                83,973   150,645
Less: Valuation allowance....................................................   48,758   147,180
                                                                              --------  --------
Net deferred tax assets......................................................   35,215     3,465
                                                                              --------  --------
Deferred tax liabilities:
 Financial basis in excess of income tax basis of intangible and fixed assets  (35,215)   (3,465)
                                                                              --------  --------
                                                                              $     --  $     --
                                                                              ========  ========

   Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2001 will be allocated as follows:

                                                                                 (In thousands)
                                                                                 --------------
Income tax benefit that would be recognized in the consolidated statements of
  operations....................................................................    $114,641
Goodwill and other non-current intangible assets................................      24,833
Charge to additional paid in capital for recognition of stock-based compensation       7,706
                                                                                    --------
                                                                                    $147,180
                                                                                    ========

   The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate for continuing operations:

                                                                 July 31,
                                                          ----------------------
                                                           1999    2000    2001
                                                          ------  ------  ------
Statutory tax rate.......................................  35.00%  35.00%  35.00%
Non-deductible goodwill amortization.....................  (7.00)  (6.00) (26.26)
Write-off of in-process research and development.........   0.00    0.00   (0.11)
Losses not benefited, including losses utilized by parent (25.63) (28.44)  (8.30)
Nondeductible and other permanent items..................  (2.37)  (0.56)  (0.33)
                                                          ------  ------  ------
   Net effective tax rate................................   0.00%   0.00%   0.00%
                                                          ======  ======  ======

                                 ENGAGE, INC.

   We have federal net operating loss carryforwards of approximately $321,925,000 as of July 31, 2001, which will expire from 2009 through 2021, of which $144,930,000 is related to the pre-acquisition periods of acquired subsidiaries and $17,467,000 resulted from employee stock option exercises. We also have state net operating loss carryforwards of approximately $219,835,000, which will expire from 2001 through 2016, of which, $77,110,000 is related to the pre-acquisition periods of acquired subsidiaries and $25,781,000 resulted from employee stock option exercises. The tax benefits related to net operating loss carryforwards from the pre-acquisition periods of the acquired subsidiaries, when realized, will be first recorded as a decrease to goodwill and then as a decrease to other non-current intangible assets. The tax benefits related to net operating loss carryforwards resulted from employee stock option exercises, when realized, will be recorded as an increase to additional paid-in capital. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code Section 382 as a result of prior or future ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. Furthermore, pre-acquisition net operating losses may not be utilizable in future years in the event of a substantial discontinuation of the acquired business within a two-year period from the acquisition date.

(14) Stockholders' Equity

   Private Placements

   Immediately prior to the effectiveness of our July 1999 initial public offering, we sold 1,876,000 shares of common stock to Compaq for net proceeds of approximately $13,082,000.

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

   Deferred Compensation

   We recorded deferred compensation of $1,731,000 in 1998 related to the Accipiter acquisition, $4,174,000 in 1999 representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant, and $6,971,000 related to the intrinsic value of

                                 ENGAGE, INC.

stock options issued to MediaBridge employees and $18,927,000 related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition in fiscal 2001. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of applicable options, typically four years.

   During fiscal 2000, we recorded $36,622,000 of stock compensation expense related to the acceleration of vesting of approximately 323,000 CMGI stock options previously issued to four former executives of Flycast under pre-existing severance agreements. During fiscal 2001, we recorded $745,000 of stock compensation resulting from the acceleration of stock options granted to several executives whose employment with Engage was terminated.

   Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                July 31,
                           ------------------
                            1999  2000  2001
                           ------ ---- ------
                             (In thousands)
Cost of revenue........... $   19 $ 33 $  475
Research and development..    186  136    476
Selling and marketing.....    100  134    611
General and administrative    895   44    378
                           ------ ---- ------
   Total.................. $1,200 $347 $1,940
                           ====== ==== ======

   Preferred Stock -- Engage

   In July 1998, our shareholders authorized 5,000,000 shares of preferred stock.

   Series A Preferred Stock -- Engage

   In July 1998, the Board of Directors authorized and issued 800,000 shares of Series A Preferred Stock in exchange for 32,000,000 shares of our common stock and $8,000,000 in principal amount of debt to CMGI. The Series A Preferred Stock was entitled to receive annual dividends at 7%, as and if declared. As of and prior to July 31, 1999, no dividends had been declared or paid by us. Each share of Series A Convertible Preferred Stock voted on an as-converted basis and was convertible into twenty shares of common stock under certain conditions and subject to certain adjustments. In the event of our liquidation, dissolution or winding up, the Series A Preferred Stock had a liquidation preference of $5 per share, plus cumulative dividends of 7% compounded annually beginning on February 1, 1998. The Series A Preferred Stock was convertible into common stock immediately at the option of the holder.

   In July 1998, the Board of Directors authorized the issuance of an additional 700,000 shares of Series A Preferred Stock to CMGI in connection with our acquisition of Accipiter, Inc.

   All outstanding shares of Series A Preferred Stock converted to 60,000,000 shares of common stock upon the completion of our initial public offering.

                                 ENGAGE, INC.

   Series B Preferred Stock -- Engage

   In August 1998, the Board of Directors designated and issued 238,597 shares of Series B Preferred Stock. Net proceeds from the sale were $1,934,000. Each share of Series B Preferred Stock voted on an as-converted basis and was convertible into two shares of common stock under certain conditions and subject to certain adjustments. In the event of our liquidation, dissolution or winding up, the Series B Preferred Stock had a liquidation preference of $8.38 per share, subject to the prior payment of the liquidation preference on Series A Preferred Stock. The Series B Preferred Stock was convertible into common stock immediately at the option of the holder.

   All outstanding shares of Series B Preferred Stock converted to 954,388 shares of common stock upon the completion of our initial public offering.

   Series C Convertible Preferred Stock -- Engage

   In May 1999, the Board of Directors approved the designation of 2,000,000 shares of our preferred stock as Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock was entitled to receive noncumulative annual dividends, payable when, as and if declared at the rate of 7% per annum. In the event of our liquidation, dissolution or winding up, the Series C Preferred Stock ranked senior to the Series B Preferred Stock and pari passu with the Series A Preferred Stock, and had a liquidation preference equal to its purchase price plus dividends computed at 7% per share per annum. Each share of Series C Preferred Stock voted on an as-converted basis and was convertible at the option of the holder into twenty shares of common stock, subject to certain adjustments. During fiscal 1999, we issued 413,564 shares of Series C Preferred Stock in connection with our borrowing agreement with CMGI (see note 9).

   All outstanding shares of Series C Preferred Stock converted to 16,542,560 shares of common stock upon the completion of our initial public offering.

   Series A Preferred Stock -- Adsmart

   In April 1998, the Adsmart board of directors authorized and issued 69,382 shares of Series A Preferred Stock in exchange for 693,816 shares of our common stock and $6,000,000 in principal amount of debt to CMGI. The Series A Preferred Stock was entitled to receive noncumulative annual dividends at 7% commencing February 1, 1998, payable when, as and if declared by the board of directors of Adsmart. No dividends have been declared or paid by Adsmart. The Series A Preferred Stock was voting and was convertible into 10 shares of common stock subject to certain adjustments. In the event of any liquidation, dissolution or winding up of Adsmart, the Series A Preferred Stock had a liquidation preference of $13.33 per share plus dividends of 7% compounded annually beginning on February 1, 1998. The Series A Preferred Stock was convertible into common stock immediately at the option of the holder and automatically converted into common stock upon the completion of our April 2000 merger with Adsmart.

   Series B Preferred Stock -- Adsmart

   In December 1999, the Adsmart board of directors approved the designation of 1,231,523 shares of Adsmart preferred stock as Series B Preferred Stock. The Series B Preferred Stock was entitled to receive noncumulative annual dividends at 7%, as and if declared. No dividends have been declared or paid by Adsmart. The Series B Preferred Stock was fully participating, voting and convertible into 10 shares of common stock, subject to certain adjustments. In the event of any liquidation, dissolution or winding up of Adsmart, the Series B Preferred Stock ranked pari passu with the Series A Preferred Stock, and had a liquidation preference equal to its purchase price

                                 ENGAGE, INC.

plus dividends computed at 7% annually. The Series B Preferred Stock was convertible into common stock immediately at the option of the holder and automatically converted into common stock upon the completion of our April 2000 merger with Adsmart.

(15) Stock Option Plans

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

   Engage 2000 Equity Incentive Plan

   In August 2000, our Board of Directors approved the 2000 Equity Incentive Plan (the ''2000 Plan''). Under the 2000 Plan up to 10,000,000 non-qualified stock options may be granted to employees or consultants of Engage or any affiliate, except to individuals who are subject to the reporting obligations of Section 16 of the Securities Exchange Act of 1934. The Board of Directors administers this plan, selects the individuals to whom options will be granted, and determines the number of shares, vesting period and exercise price of each option.

                                 ENGAGE, INC.

   The following table reflects activity and historical prices of stock options under our 1995 Plan, the 1999 Directors Plan and the 2000 Plan for the three years ended July 31, 2001:

                                                   Year Ended July 31,
                             ---------------------------------------------------------------
                                     1999                 2000                 2001
                             -------------------- -------------------- ---------------------
                                         Weighted             Weighted              Weighted
                                         Average              Average               Average
                             Number Of   Exercise Number of   Exercise  Number of   Exercise
                              Shares      Price    Shares      Price     Shares      Price
                             ----------  -------- ----------  -------- -----------  --------
Options outstanding,
  beginning of period.......  8,357,600   $0.55   18,534,676   $ 3.37   23,643,071   $16.64
Granted..................... 13,267,925    4.70   10,114,024    35.07   19,513,440     4.16
Exercised................... (1,066,796)   0.52   (2,955,344)    1.19   (4,102,661)    1.01
Cancelled................... (2,024,053)   1.97   (2,050,285)    9.90  (22,620,318)   15.39
                             ----------   -----   ----------   ------  -----------   ------
Options outstanding, end of
  period.................... 18,534,676   $3.37   23,643,071   $16.64   16,433,532   $ 7.45
                             ==========   =====   ==========   ======  ===========   ======
Options exercisable, end of
  period....................  3,298,151   $0.41    5,356,126   $ 3.56    3,279,593   $10.76
                             ==========   =====   ==========   ======  ===========   ======
Options available for grant,
  end of period............. 10,475,991            7,956,589            20,378,232
                             ==========           ==========           ===========

   The following table summarizes information about stock options under our 1995 Plan outstanding at July 31, 2001:

                             Options Outstanding                Options Exercisable
                 ------------------------------------------- --------------------------
                             Weighted Average
                                Remaining        Weighted                   Weighted
   Range of        Number    Contractual Life    Average       Number       Average
Exercise Prices  Outstanding     (years)      Exercise Price Outstanding Exercise Price
---------------  ----------- ---------------- -------------- ----------- --------------
 $0.01 -- $0.99   3,721,562        3.6            $ 0.72        416,934     $   0.40
 $1.00 -- $4.99   5,995,975        2.7              1.69      1,094,945         1.93
 $5.00 -- $9.25   3,384,518        3.3              7.09        997,800         6.60
 $9.26 -- $18.50  1,748,185        3.6             12.34        182,228        16.31
$18.51 -- $27.75    394,472        1.5             23.59        150,495        23.02
$27.76 -- $46.25    678,865        2.7             32.84        252,667        32.66
$46.26 -- $64.75    368,165        2.5             57.97        133,872        58.33
$64.76 -- $83.25     79,290        2.6             67.72         29,823        67.73
$83.26 -- $92.50     62,500        2.8             91.05         20,829        91.05
                     ------        ---             -----         ------        -----
                 16,433,532        3.1            $ 7.45      3,279,593     $  10.76
                 ==========        ===            ======      =========     ========

                                 ENGAGE, INC.

   CMGI 1986 Stock Option Plan

   Certain of our employees have been granted stock options under the CMGI 1986 Stock Option Plan (the "1986 Plan"). Options under the 1986 Plan are granted at fair market value on the date of the grant and are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Outstanding options under the 1986 Plan expire through 2007. Under the 1986 Plan, non-qualified stock options or incentive stock options may be granted to CMGI's or its subsidiaries' employees, as defined. The Board of Directors of CMGI administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. The following table reflects activity and historical prices of stock options granted to our employees under CMGI's 1986 Plan for the three years ended July 31, and 2001:

                                                             Year Ended July 31,
                                         ------------------------------------------------------------
                                                1999                2000                 2001
                                         ------------------- ------------------- --------------------
                                                    Weighted            Weighted             Weighted
                                                    Average             Average              Average
                                         Number of  Exercise Number of  Exercise Number of   Exercise
                                          Shares     Price    Shares     Price    Shares      Price
                                         ---------  -------- ---------  -------- ----------  --------
Options outstanding, beginning of period   281,560   $1.05   1,019,910   $ 4.66     816,658   $ 8.35
Granted.................................   871,200    5.31      89,650    42.75          --       --
Transfer of employees from CMGI and
  affiliates............................        --      --          --       --   1,890,176    26.96
Exercised...............................  (124,850)   1.02    (272,534)    4.38    (368,759)    4.68
Cancelled...............................    (8,000)   5.00     (20,368)   28.17  (1,429,491)   25.68
                                         ---------   -----   ---------   ------  ----------   ------
Options outstanding, end of period...... 1,019,910   $4.66     816,658   $ 8.35     908,584   $21.28
                                         =========   =====   =========   ======  ==========   ======
Options exercisable, end of period......    33,828   $0.99     230,693   $ 4.67     530,219   $17.41
                                         =========   =====   =========   ======  ==========   ======

   The following table summarizes information about stock options under the CMGI 1986 Stock Plan outstanding at July 31, 2001:

                          Options Outstanding        Options Excercisable
                   --------------------------------- --------------------
                                 Weighted
                                 Average    Weigted              Weighted
                                Remaining   Average              Average
    Range of         Number    Contractual  Exercise   Number    Exercise
 Exercise Prices   Outstanding Life (years)  Price   Outstanding  Price
 ---------------   ----------- ------------ -------- ----------- --------
  $0.11 -- $2.43..    90,972       3.8      $  0.70     84,484   $  0.71
  $2.44 -- $12.67.   412,402       1.5         7.61    252,351      7.48
 $12.68 -- $24.94.    73,072       0.7        20.44     35,272     20.49
 $24.95 -- $35.76.   167,490       4.2        26.81     88,975     26.52
 $35.77 -- $54.03.   115,552       2.8        46.27     49,780     46.45
 $54.04 -- $87.33.    26,829       0.9        76.29     10,624     76.29
 $87.34 -- $115.23     9,001       0.5       106.29      3,562    106.29
$115.24 -- $153.02    13,266       8.5       135.76      5,171    135.63
                     -------       ---      -------    -------   -------
                     908,584       2.4      $ 21.28    530,219   $ 17.41
                     =======       ===      =======    =======   =======

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

                                 ENGAGE, INC.

   Under the 1996 and 1998 Plans, non-qualified stock options or incentive stock options were granted to certain employees, non-employee directors and consultants. Options are exercisable immediately, subject to our right of repurchase of unvested shares. Options under the plan were granted for periods up to ten years at prices no less than 85% of the estimated fair value of the shares on the date of grant and generally vest over four years. The following table reflects, on a converted basis, the activity and historical prices of stock options granted to employees under AdKnowledge's 1996 and 1998 Plans through July 31, 2001:

                                              Year Ended         Year Ended
                                            July 31, 2000      July 31, 2001
                                          ------------------ ------------------
                                                    Weighted           Weighted
                                                    Average            Average
                                           Number   Exercise  Number   Exercise
                                          of Shares  Price   of Shares  Price
                                          --------- -------- --------- --------
 Options outstanding, date of acquisition  832,572   $4.01    567,245   $ 5.56
 Granted.................................       --      --         --       --
 Exercised...............................  (24,461)   1.08    (58,679)    0.80
 Cancelled............................... (240,866)   0.65   (468,838)    6.50
                                          --------   -----   --------  -------
 Options outstanding, end of period......  567,245   $5.56     39,728   $ 1.50
                                          ========   =====   ========  =======
 Options exercisable, end of period......  567,245   $5.56     39,728   $ 1.50
                                          ========   =====   ========  =======

   The following table summarizes information about stock options under the AdKnowledge 1996 and 1998 plans outstanding at July 31, 2001:

                                       Options Outstanding                  Options Exercisable
                          --------------------------------------------- ----------------------------
                                      Weighted Average
                                         Remaining         Weighted                     Weighted
                            Number      Contractual    Average Exercise   Number    Average Exercise
     Exercise Prices      Outstanding   Life (years)        Price       Outstanding      Price
------------------------- ----------- ---------------- ---------------- ----------- ----------------
          $0.29             16,385          7.4             $0.29         16,385         $0.29
          $1.23             10,091          7.8              1.23         10,091          1.23
          $1.47              6,552          7.9              1.47          6,552          1.47
          $4.91              6,700          8.1              4.91          6,700          4.91
                             -----          ---              ----          -----          ----
                            39,728          7.7             $1.50         39,728         $1.50

                            ======          ===             =====         ======         =====

   The fair value of each stock option grant under the Engage 1995 Plan, the Engage 1999 Directors' Plan and the Engage 2000 Equity Incentive Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999, 2000 and 2001, respectively: volatility of 98.49%, 130.18% and 174.92%; risk-free interest rate of 5.42%, 6.11% and 3.79%; expected life of options of 2.4, 2.3 and 1.9 years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 1999, 2000 and 2001 was $2.69, $21.85 and $3.11, respectively.

   The fair value of each stock option granted under the CMGI 1986 Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999 and 2000, respectively: volatility of 100.00% and 103.36%; risk-free interest rate of 5.16% and 6.28%; expected life of options of 2.5 and 3.0 years; and 0% dividend yield for both years. The weighted average fair value per share of options granted during fiscal 1999 and 2000 was $3.41 and $28.47, respectively.

                                 ENGAGE, INC.

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

   SFAS No. 123, sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS 123, we have elected to continue to apply APB No. 25 to account for our stock-based compensation plans. Had compensation cost for awards in fiscal 1999, 2000 and 2001 under our stock-based compensation plans been determined based on the fair value method set forth under SFAS 123, the pro forma effect on our net loss would have been as follows:

                                     Year Ended July 31,  Year Ended July 31,     Year Ended July 31,
                                            1999                 2000                    2001
                                     ------------------  --------------------  ------------------------
                                        As       Pro        As
                                     Reported   Forma    Reported   Pro Forma  As Reported   Pro Forma
                                     --------  --------  ---------  ---------  -----------  -----------
                                                    (In thousands, except per share data)
Net loss............................ $(46,627) $(50,945) $(377,870) $(410,553) $(1,277,003) $(1,358,723)
Pro forma basic and diluted net loss
  per share......................... $  (0.61) $  (0.67) $   (2.61) $   (2.83) $     (6.56) $     (6.98)

   1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan ("1999 ESPP") was adopted by the Board of Directors in June 1999. The 1999 ESPP provides for the issuance of a maximum of 1,500,000 shares of common stock and is administered by the Compensation Committee. All of our employees whose customary employment is for more than 20 hours per week and for more than 6 months in any calendar year are eligible to participate in the 1999 ESPP. As of July 31, 2001, 540,395 shares have been issued under the 1999 ESPP.

(16) Comprehensive Income

   The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

   The components of comprehensive loss, net of income taxes, are as follows:

                                                             Year Ended July 31,
                                                      --------------------------------
                                                        1999      2000        2001
                                                      --------  ---------  -----------
                                                               (In thousands)
Net loss............................................. $(46,627) $(377,870) $(1,277,003)
Foreign currency adjustments.........................      340       (565)         698
Net unrealized holding gain arising during the period      500        658          120
                                                      --------  ---------  -----------
Comprehensive loss................................... $(45,787) $(377,777) $(1,276,185)
                                                      ========  =========  ===========

                                 ENGAGE, INC.

   The components of accumulated comprehensive income (loss) are as follows:

                                    Unrealized    Accumulated
                         Foreign       Gains         Other
                        Currency     (Losses)    Comprehensive
                       Adjustments on Securities Income (Loss)
                       ----------- ------------- -------------
                                   (In thousands)
Balance, July 31, 1999    $ 340        $(693)        $(353)
Activity, fiscal 2000.     (565)         658            93
                          -----        -----         -----
Balance, July 31, 2000     (225)         (35)         (260)
Activity, fiscal 2001.      698          120           818
                          -----        -----         -----
Balance, July 31, 2001    $ 473        $  85         $ 558
                          =====        =====         =====

(17) Restructuring

   We have undertaken restructuring activities in each of the four quarters of fiscal 2001. In the first quarter of fiscal 2001, we reduced our headcount in an effort to eliminate redundant positions that resulted from recent acquisitions. Subsequent to our first restructuring, we identified continued weakness in the overall market; realized that revenues for the remaining three quarters of fiscal 2001 would be less than previously forecasted and in response identified additional cost saving opportunities. Accordingly, in the second quarter of fiscal 2001, we identified specific restructuring activities that were completed in the second quarter and identified additional restructuring initiatives that would be finalized in the third and fourth quarters of fiscal 2001. The additional restructuring opportunities included further consolidating operations, combining ad serving platforms and eliminating positions during the second, third and fourth quarters of fiscal 2001 as on-going business needs allowed. The actual restructuring charges from our restructuring activities are recorded in the quarter in which we have committed to specific restructuring activities that identify all significant actions to be taken as part of that quarter's restructuring.

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

   In June of fiscal 2001, we implemented a restructuring plan (the "Q4 Restructuring") designed primarily to eliminate excess computer equipment resulting from the consolidation of portions of our media platform. In connection with the Q4 Restructuring, we incurred severance costs for terminated employees, and wrote off the net book value of excess computer hardware. In addition, in April of fiscal 2001, adjustments to the costs accrued in our Q1 and Q2 restructurings were recorded totaling $42,000 and $531,000, respectively. These adjustments reflect additional costs incurred in excess of original estimates related to severance costs paid primarily to foreign employees as part of the Q1 and Q2 restructurings.

   The following table sets forth a summary of these restructuring costs and related charges for our Q1, Q2, Q3 and Q4 Restructurings and the balance of the restructuring reserve established (in thousands):

                                             Fixed   Future
                                             Asset   Lease
                                 Severance Write-off  Cost     Total
                                 --------- --------- -------  --------
Q1 Restructuring................  $ 1,852  $    496  $ 1,782  $  4,130
Q2 Restructuring................    2,493     6,820    7,478    16,791
Q3 Restructuring................      605     2,527    1,879     5,011
Q4 Restructuring................       21       937       --       958
Adjustment to Q1 Restructuring..       42      (367)     667       342
Adjustment to Q2 Restructuring..      531      (591)   2,134     2,074
Adjustment to Q3 Restructuring..      292       214      256       762
Cash charges....................   (5,836)    1,158   (3,003)   (7,681)
Non-cash charges................       --   (11,194)     318   (10,876)
                                  -------  --------  -------  --------
Reserve balance at July 31, 2001  $    --  $     --  $11,511  $ 11,511
                                  =======  ========  =======  ========

   Of the $30,068,000 total restructuring charges recorded during fiscal 2001, $2,408,000 was included in continuing operations, with the remaining $27,660,000 included in loss from discontinued operations.

   We anticipate that the remaining unpaid restructuring charges will be paid through July 2001, April 2002 and February 2003 for the Q1 and Q4, Q2 and Q3 Restructurings, respectively.

(18) Related Party Transactions

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

                                 ENGAGE, INC.

   On our behalf during fiscal 2000, CMGI paid approximately $21,706,000 of investment banking fees that were payable by Flycast in connection with CMGI's acquisition of Flycast. We are obligated to repay CMGI for the investment banking fees paid on our behalf.

   The following summarizes the expenses allocated to us by CMGI for enterprise services, rent and facilities, and human resources:

                    Year Ended July 31,
                    -------------------
                    1999  2000   2001
                    ----  ----  ------
                      (In thousands)
Enterprise services $223  $606  $  767
Rent and facilities $434  $752  $2,717
Human resources.... $156  $ 42  $   35

   In addition, we outsource data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue, included within both continuing and discontinued operations, related to outsourcing from related parties for the year ended July 31, 1999, 2000 and 2001 were $3,812,000, $15,744,000, and $8,876,000, respectively.

   We lease certain property and equipment from CMGI and from a subsidiary of CMGI. Under the arrangements, the related parties negotiate the terms and conditions of the leases and obtain the assets to be leased. The related parties bear all liability for payment, and we are not financially obligated under the leases. We are charged the actual lease fees paid by the related parties, plus an additional administrative charge that approximates the fair value of the services received (see note 10).

   Revenue from related parties amounted to $1,911,000, $20,320,000 and $3,689,000 in fiscal 1999, 2000 and 2001, respectively. Included in trade accounts receivable at July 31, 2000 is approximately $16,067,000 due from a customer that holds an ownership interest in both us and our majority shareholder. This account receivable was collected subsequent to July 31, 2000.

   CMGI has committed to loan us $8.0 million in the form of a convertible demand promissory note and restructure amounts due to CMGI at September 30, 2001 as more fully discussed in note 22.

(19) Geographic Information

   We market our products worldwide. Revenue is grouped into three main geographic areas; United States, Europe and Rest of world. Revenue was distributed by geography as follows:

                Year Ended July 31,
              -----------------------
               1999    2000    2001
              ------- ------- -------
                  (In thousands)
United States $10,764 $37,802 $22,796
Europe.......   1,147   6,883  11,873
Rest of world   1,486   2,123   8,679
              ------- ------- -------
              $13,397 $46,808 $43,348
              ======= ======= =======

   Our assets located outside of the United States are immaterial to our financial statements.

                                 ENGAGE, INC.

(20) Selected Quarterly Financial Information (unaudited)

   The following table sets forth selected quarterly financial for the years ended July 31, 2000 and 2001. The operating results for all quarters have been retroactively adjusted to reflect the disposal of our Media segment as a discontinued operation. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                   Fiscal 2000 Quarter Ended                 Fiscal 2001 Quarter Ended
                           ----------------------------------------  -----------------------------------------
                           Oct. 31   Jan. 31    Apr. 30    Jul. 31    Oct. 31    Jan. 31   Apr. 30    Jul. 31
                           --------  --------  ---------  ---------  ---------  ---------  --------  ---------
                                                  (In thousands, except per share data)
Net revenue............... $  5,862  $  6,851  $   6,942  $  27,153  $  13,410  $   8,308  $ 12,573  $   9,057
Gross profit..............    4,659     4,486      4,207     23,093      7,231      1,025     3,915      2,654
Income (loss) from
  continuing operations...   (5,246)   (7,551)   (13,052)       827    (25,651)   (40,652)  (31,210)  (137,515)
Loss from discontinued
  operations..............  (12,636)  (43,676)  (183,454)  (113,082)  (148,166)  (654,911)  (45,427)  (176,764)
Loss from disposal of
  discontinued
  operations..............       --        --         --         --         --         --        --    (16,707)
Net loss.................. $(17,882) $(51,227) $(196,506) $(112,255) $(173,817) $(695,563) $(76,637) $(330,986)
Basic and diluted net loss
  per share data:
Loss from continuing
  operations..............                                           $   (0.14) $   (0.21) $  (0.16) $   (0.70)
Loss from discontinued
  operations..............                                               (0.78)     (3.32)    (0.23)     (0.90)
Loss from disposal of
  discontinued
  operations..............                                                  --         --        --      (0.08)
                                                                     ---------  ---------  --------  ---------
Basic and diluted net loss
  per share...............                                           $   (0.92) $   (3.53) $  (0.39) $   (1.68)
                                                                     =========  =========  ========  =========
Pro forma basic and
  diluted net loss per
  share data:
Loss from continuing
  operations.............. $  (0.05) $  (0.06) $   (0.08) $      --
Loss from discontinued
  operations..............    (0.12)    (0.35)     (1.06)     (0.64)
                           --------  --------  ---------  ---------
Pro forma basic and
  diluted net loss per
  share................... $  (0.17) $  (0.41) $   (1.14) $   (0.64)
                           ========  ========  =========  =========

                                 ENGAGE, INC.

(21) Legal Proceedings

   On or about September 6, 2001, the first of several putative class action complaints was filed in the United States District Court for the Southern District of New York naming us, several of our present and former officers and directors and the underwriters for our July 19, 1999 initial public offering as defendants. Purportedly filed on behalf of those persons who purchased our common stock between July 19, 1999 and December 6, 2000, the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.

   Specifically, the complaints each allege that the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our prospectus incorporated in our registration statement on Form S-1 filed with the SEC in July 1999 materially false and misleading. Plaintiffs seek unspecified damages.

   We believe that the allegations are without merit and we intend to vigorously defend against the plaintiffs' claims. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

   We are currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(22) Subsequent Events

   In August 2001, we announced that CMGI did not renew its $50,000,000 conditional financing commitment to us beyond July 31, 2001.

   In October 2001, CMGI agreed to loan us $8,000,000 under a secured convertible demand note payable bearing interest at 7.5% for general working capital purposes. Additionally, Engage and CMGI entered into an agreement whereby we mutually released each other from any claims related to the $50.0 million conditional financing. Under the terms of the note payable, principal and interest will become due and payable after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the agreement. The note is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. The note is collateralized by substantially all of our assets. In October 2001, we also restructured our pre-existing liabilities to CMGI as of September 30, 2001 into a secured promissory note payable in the amount of $42,700,000 bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the agreement. The note is collateralized by substantially all of our assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                   PART IV.

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

   The following are the consolidated financial statements of Engage, Inc. appearing elsewhere herein:

   Independent Auditors' Report

   Consolidated Balance Sheets as of July 31, 2000 and 2001

   Consolidated Statements of Operations for the three years ended July 31,
2001

   Consolidated Statement of Changes in Stockholders' Equity for the three years ended July 31, 2001

   Consolidated Statements of Cash Flows for the three years ended July 31,
2001

(a)(2) Financial Statement Schedules

   The following financial statement schedule is filed as part of this report:

   Schedule II Valuation and Qualifying Accounts

(a)(3) Exhibits

   The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the quarter ended July 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on October 29, 2001.

                                          By:    /s/ ROBERT W. BARTLETT, JR.

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

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 29, 2001.

         Signature                                   Title(s)
         ---------                                   --------

 /s/ CHRISTOPHER M. CUDDY   Chief Executive Officer, President and Director (Principal
---------------------------   Executive Officer)
   Christopher M. Cuddy

/s/ ROBERT W. BARTLETT, JR. Chief Financial Officer, Executive Vice President and
---------------------------   Treasurer (Principal Financial and Accounting Officer)
  Robert W. Bartlett, Jr.

  /s/ DAVID S. WETHERELL    Chairman of the Board of Directors
---------------------------
    David S. Wetherell

  /s/ GEORGE A. MCMILLAN    Director
---------------------------
    George A. McMillan

   /s/ EDWARD A. BENNETT    Director
---------------------------
     Edward A. Bennett

                                                                     Schedule II

                                 ENGAGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               For the years ended July 31, 1999, 2000 and 2001

                                (In thousands)

                                 Balance  Additions
                                   at      Charged  Acquisitions, Deductions Balance
                                Beginning    to       Disposals      From    at End
                                 of Year   Income     and Other    Reserves  of Year
          Description           --------- --------- ------------- ---------- -------
Year ended July 31, 1999(1):
Allowance for doubtful accounts  $  360    $  154      $   --      $   (95)  $  419
Year ended July 31, 2000(1):
Allowance for doubtful accounts  $  419    $1,196      $   --      $  (275)  $1,340
Year ended July 31, 2001(1):
Allowance for doubtful accounts  $1,340    $1,823      $1,321      $(2,702)  $1,782

--------

(1)Adjusted for discontinued operations.

                                 EXHIBIT INDEX

Exhibit No.                                          Exhibit
-----------                                          -------
 3.1(2)     Second Amended and Restated Certificate of Incorporation.
 3.2(3)     Amendment to the Second Amended and Restated Certificate of Incorporation.
 3.3(10)    Amended and Restated By-laws.
 4.1(9)     Specimen Certificate for shares of Common Stock.
10.1(4)++   Amended and Restated 1995 Equity Incentive Plan.
10.2(10)++  2000 Equity Incentive Plan
10.3(1)++   1999 Employee Stock Purchase Plan.
10.4(1)++   1999 Stock Option Plan for Non-Employee Directors.
10.5(5)++   1996 Stock Option Plan of AdKnowledge Inc.
10.6(5)++   AdKnowledge Inc. 1998 Stock Option/Stock Issuance Plan.
10.7(1)+    License Agreement between the Company and Engage Technologies Japan, Inc., dated July 31,
            1998.
10.8(1)+    International Reseller Agreement between the Company and Engage Technologies Japan, Inc., dated July 31, 1998.
10.9(1)+    Services and License Agreement between Lycos, Inc. and the Company, dated October 29,
            1997.
10.10(12)   Sublease by and between CMGI, Inc. and the Company, dated November 1, 2000.
10.11(9)    Lease Agreement By and Between EOP-Riverview/245First Street, L.L.C. as landlord, and the
            Company as tenant, dated June 19, 2000.
10.12(6)    Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Company as tenant, dated December 22, 1999.
10.13(3)    First Amendment to the Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Company as tenant, dated March 20, 2000.
10.14(7)    Lease Agreement By and Between Carolina Blackhawk, LLC, as Landlord and the Company,
            as Tenant, dated October 1999.
10.15(1)    Capital & Counties plc and Engage Technologies Limited underlease, dated April 27, 1999.
10.16(2)    Investor Rights Agreement by and between the Company and CMGI, dated July 23, 1999.
10.17(9)    Amendment No. 1 to Investor Rights Agreement by and between the Company and CMGI, dated June 19, 2000.
10.18(9)    Amended and Restated Investor Rights Agreement by and between CPQ Holdings, Inc. and the
            Company, dated June 19, 2000.
10.19(2)    Facilities and Administrative Support Agreement between the Company and CMGI, dated July
            23, 1999.
10.20(12)++ Executive Retention Agreement by and between the Company and Anthony Nuzzo
10.21(1)    Inter-Company Agreement between CMGI and the Company, dated April 7, 1999.
10.22(1)    Secured Convertible Demand Note issued by the Company to CMGI, dated of February 1,
            1999.
10.23(1)    Security Agreement by and between the Company and CMGI, dated as of May 3, 1999.
10.24(1)    Intellectual Property Security Agreement by and between the Company and CMGI, dated as of
            May 3, 1999.
10.25(2)    Tax Allocation Agreement by and between CMGI and the Company, dated July 23, 1999.
10.26(2)+   Strategic Development and License Agreement by and Between the Company and Microsoft
            Corporation, dated July 28, 1999.
10.27(7)    Inter-Company Agreement, dated September 23, 1999, by and between the Company and
            CMGI, Inc.
10.28(7)    Agreement and Plan of Merger and Contribution, dated September 23, 1999, by and among the
            Company, CMGI, Inc., AK Acquisition Corp., and AdKnowledge Inc. and certain individuals as the Shareholder Representatives.
10.29(11)   Agreement and Plan of Merger, dated June 11, 2000, by and among the Company, Engage
            Subsidiary, Inc. and MediaBridge Technologies, Inc.
10.30(10)   Stock Purchase Agreement, dated August 31, 2000, by and between Engage Acquisition Corp., and the Shareholders of Space Media Holdings Limited

                               Exhibit
                                  No.   Exhibit
                                  ---   -------

10.31(7) Agreement and Plan of Merger and Contribution, dated September 23, 1999, by and among the
         Company, CMGI, Inc., AK Acquisition Corp., and AdKnowledge Inc. and certain individuals as the
         Shareholder Representatives.
10.32(6) Agreement and Plan of Merger and Contribution, dated January 19, 2000, by and among the
         Company, CMGI, Inc., Adsmart Corporation, Flycast Communications Corporation and FCET
         Corp.
10.33(8) Agreement and Plan of Merger, dated June 12, 2000, by and among the Company, Engage
         Subsidiary, Inc. and MediaBridge Technologies, Inc.
10.34(9) Stock Purchase Agreement, dated June 19, 2000, by and among the Company, CMGI and CPQ
         Holdings, Inc.
10.35(9) Third Party Software Distribution Agreement, dated July 26, 2000, by and between the Company and Compaq Computer Corporation.
10.36(9) First Amendment to Third Party Software Distribution Agreement, dated July 31, 2000, by and between the Company and Compaq Computer Corporation.
21.1     Subsidiaries
23.1     Consent of KPMG LLP
23.2     Independent Auditors' Report on Financial Statement Schedule

--------

(1)Incorporated by reference from the exhibits filed with the Company's registration statement (File No. 333-78015) on Form S-1 filed under the Securities Act of 1933, as amended.
(2)Incorporated by reference from the exhibits filed with the Company's Form 10-K (File No. 000-26671) filed with the Securities and Exchange Commission on October 29, 1999.
(3)Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No.000-26671) filed with the Securities and Exchange Commission on June 14, 2000.
(4)Incorporated by reference from the exhibits filed with the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2000.
(5)Incorporated by reference from the exhibits filed with the Company's registration statement (File No. 333-32202) on Form S-8 on March 10, 2000.
(6)Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on March 16, 2000.
(7)Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on December 15, 1999.
(8)Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on September 26, 2000.
(9)Incorporated by reference from the exhibits filed with the Company's Form 10-K (File No. 000-26671) filed with the Securities and Exchange Commission on October 30, 2000.
(10)Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on December 15, 2000.
(11)Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on September 26, 2000.
(12)Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on March 19, 2001.
 + Confidential materials omitted and filed separately with the Securities and
   Exchange Commission.
++ Management contract or compensatory plan or arrangement.