Form 10-K/A
period 2001-07-31
ENGAGE INC
filed 2001-11-28
CIK 1084573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from       to    .

                                 _______________

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

                                 _______________

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

                   AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

   This Amendment No. 1 to the Annual Report on Form 10-K for Engage, Inc. is being filed to add the information required in Part III and to file Exhibit 21.1 hereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors

    Our Amended and Restated By-laws provide for Engage's business to be managed by or under its Board of Directors. As of the date of our last annual meeting, there were six directors, Edward Bennett, Christopher Evans, Andrew Hajducky, Anthony Nuzzo, Frederic Rosen and David Wetherell. On February 27, 2001, the Board of Directors voted to increase the number of directorships from six to seven and filled the vacancy created by the increase in directorships by appointing Frank Campanella to the Board.

    Fredric Rosen and Andrew Hajducky resigned from our Board of Directors on July 5, 2001 and July 9, 2001, respectively. On July 17, 2001, the Board filled one of these vacancies by appointing George McMillan to the Board of Directors. In addition, Anthony Nuzzo, Christopher Evans and Frank Campanella resigned from the Board of Directors on September 20, 2001, September 21, 2001 and September 25, 2001, respectively. On September 20, 2001, the Board filled the vacancy created by Mr. Nuzzo's resignation by appointing Christopher Cuddy to the Board of Directors. On October 4, 2001, the Board of Directors voted to decrease the number of directorships from seven to five.

    Our By-laws provide that our directors will be elected at each annual meeting of our stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

    Set forth below are the name, age and the positions and offices held by each of our directors, his principal occupation and business experience during at least the past five years and the names of other publicly-held companies of which he serves as a director.

    Edward A. Bennett, age 55, has served as a director of Engage since January 1999. Since November 1999, Mr. Bennett has served as Chairman of Mobilelogic, Inc., a wireless software and mobile solutions provider. In addition, since March 2000, Mr. Bennett has served as a Partner of the Investcorp/212 Ventures Technology Fund, a venture capital fund. From January 1997 until November 1999, he served as President of Bennett Media Collaborative, a media consulting company. From April 1995 until July 1996, Mr. Bennett was Chief Executive Officer of Prodigy, Inc., an online service provider. Mr. Bennett is also a director of SoftNet Systems, Inc., a high speed broadband Internet access and content services company, and Key3Media Group, Inc., a producer, manager and promoter of tradeshows, conferences and other events for the information technology industry.

     Christopher M. Cuddy, age 37, has served as a director of Engage since September 2001. Since September 2001, Mr. Cuddy has also served as Interim President and Chief Executive Officer of Engage. From November 1999 to September 2001, he served as Vice President of Corporate Development for CMGI. From July 1999 to November 1999, Mr. Cuddy served as Vice President of Business Development for Bluestreak.com, Inc., a leading software provider for advertisers. From July 1990 to July 1999, Mr. Cuddy served as a Partner of Computer Sciences Corporation, a leading consulting and information technology services firm.

    George A. McMillan, age 47, has served as a director of Engage since July 2001. Since July 2001, Mr. McMillan has served as Chief Financial Officer and Treasurer of CMGI. From 1997 to July 2001, Mr. McMillan served as President and Chief Operating Officer of BMG Direct, a unit of Bertelsmann AG consisting of BMG Music Service and CDNOW. From 1993 to 1997, Mr. McMillan served as Chief Operating Officer and Chief Financial Officer of Renaissance Solutions, an IT and management consulting firm.

    David S. Wetherell, age 47, has served as a director and Chairman of the Board of Engage since July 1995. Mr. Wetherell has served as Chairman of the Board, President, Chief Executive Officer and Secretary of CMGI since 1986. Mr. Wetherell is also a director of CMGI and NaviSite, Inc.

Executive Officers

    Officers are appointed annually by the Board and serve at the discretion of the Board. Set forth below is information regarding our current executive officers who are not also directors.

           Name                               Age       Office(s)
           ----                               ---       --------
           Robert W. Bartlett, Jr. .......... 55        Chief Financial Officer, Executive Vice
                                                        President and Treasurer

           Andrew J. Zimmon. ................ 39        Senior Vice President of Professional Services

    Robert W. Bartlett, Jr. has served as Chief Financial Officer, Executive Vice President and Treasurer of Engage since September

2000. From June 2000 to September 2000, he served as Chief Financial Officer of CMGion, Inc., an Internet operating network and a majority-owned operating company of CMGI. From June 1999 to June 2000, Mr. Bartlett served as Chief Financial Officer of CMGI Solutions, a technology and solutions provider to the e-business industry and a majority-owned operating company of CMGI. From October 1998 to May 1999, Mr. Bartlett was self-employed as a consultant. From March 1998 to September 1998, Mr. Bartlett served as Chief Financial Officer of Gracious Home, a premium retailer of domestic and imported houseware products. From March 1996 to March 1998, Mr. Bartlett served in the Chief Executive Officer and Chief Financial officer roles at Strategic Security Technologies, Inc., a high-end access control, CCTV, audio-visual telecommunications and related equipment software security integrator.

    Andrew J. Zimmon has served as Senior Vice President of Professional Services of Engage since November 2000. From September 2000 through October 2000, Mr. Zimmon was Senior Vice President of Operations for Engage. From February 1993 through August 2000, Mr. Zimmon was Senior Vice President of Operations for MediaBridge Technologies, Inc., a content management solutions company. Engage acquired MediaBridge Technologies, Inc. in September 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Based solely on the review of copies of reports filed by individuals required to make filings ("Reporting Persons") pursuant to Section 16(a) of the Exchange Act or written representations from certain Reporting Persons, we believe that all such reports required to be filed under Section 16(a) of the Exchange Act for the 2001 fiscal year were timely filed with the exception of (i) Brian Gorman, our former Senior Vice President of Worldwide Sales, failed to file a timely Form 3 in June 2001; however, Mr. Gorman filed his Form 3 in October 2001 and (ii) Andrew Hajducky, a former director of Engage, failed to file a timely Form 4 on October 10, 2000 to report his purchase of 20,000 shares of our Common Stock in September, 2000; however, Mr. Hajducky subsequently filed a Form 4 on October 27, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Directors

    Directors who are not employees of Engage are entitled to participate in our 1999 Stock Option Plan for Non-Employee Directors (the "1999 Directors' Plan"). Under the terms of the 1999 Directors' Plan, directors who are not (i) employees of Engage or any subsidiary of Engage, or (ii) affiliates of an institutional investor that owns shares of our Common Stock, are eligible to receive non-statutory options to purchase shares of our Common Stock. Any director who becomes such an employee shall cease to be eligible for any further option grants under the 1999 Directors' Plan while such an employee, but shall not, by reason of becoming such an employee, cease to be eligible to retain options previously granted under the 1999 Directors' Plan. All options granted under the 1999 Directors' Plan have an exercise price equal to the fair market value of our Common Stock on the date of grant.

     As of October 1, 2001, we had granted Mr. Bennett an option to purchase 100,000 shares of our Common Stock, vesting over a four-year period, at an exercise price of $2.10 per share. In October 2001, we also paid Mr. Bennett an aggregate of $3,000 for Board meetings attended.

     Prior to November 1, 2001, we reimbursed non-employee directors for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof but did not otherwise typically pay cash compensation to directors for service as directors. On November 1, 2001, we adopted the Engage, Inc. Outside Director Retainer Policy. Pursuant to this policy, each director who is not an employee of Engage or any affiliate, including but not limited to CMGI, or any immediate family member thereof (each, an "Outside Director") receives (i) a quarterly retainer of $12,500, (ii) a fee of $1,500 for each Board meeting attended in person or by telephone and (iii) a fee of $1,500 for each Audit Committee and Compensation Committee meeting attended in person or by telephone unless such Audit Committee or Compensation Committee meeting occurs in conjunction with and on the same day as a Board meeting for which the Outside Director receives the fee set forth in (ii) above.

    In May 2001, our Board of Directors established a Special Committee of the Board (the "Special Committee"), consisting of Messrs. Bennett, Evans and Campanella. The purpose of the Special Committee was to evaluate the merits of and negotiate the terms of a potential acquisition of a particular subsidiary from CMGI and to make a recommendation to the full Board of Directors on whether to approve the acquisition. Members of the Special Committee were each paid $15,000 for such services.

    In July 2001, the Special Committee was convened again to evaluate what rights Engage had pursuant to a letter from CMGI to Engage, dated October 30, 2000, whereby CMGI had agreed to make additional funding available to Engage (subject to approval of both companies' boards of directors) as well as to evaluate the merits of and negotiate the terms of a particular transaction with CMGI. Members of the Special Committee were each paid $49,667.42 for such services.

Compensation Committee Interlocks and Insider Participation

    Messrs. Bennett and Wetherell, both non-employee directors, currently constitute our Compensation Committee. No executive officer of Engage serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Executive Compensation

    Summary Compensation. The table below sets forth certain compensation information for services rendered to Engage in all capacities during our last three fiscal years paid to or earned by (i) each person who served as our Chief Executive Officer during the fiscal year ended July 31, 2001, (ii) the four other most highly compensated executive officers who were serving as executive officers as of July 31, 2001 and (iii) one other former executive officer who, but for the fact that he was not an executive officer as of July 31, 2001, would have been one of the four other most highly compensated executive officers in the fiscal year ended July 31, 2001 (collectively, the "Named Executive Officers"). Information is provided for each fiscal year in which an individual served as our Chief Executive Officer and for each other executive officer listed only for the fiscal years in which they earned more than $100,000.

                           Summary Compensation Table

                                                                                         Long-Term
                                                                                      Compensation Awards
                                                                                    -----------------------
                                                                                          Securities             All Other
                                             Fiscal      Annual Compensation              Underlying           Compensation
                                                      --------------------------
Name and Principal Position                  Year     Salary($)(1)  Bonus($)(1)             Options               ($)(2)
---------------------------               ----------  ------------ -------------    -----------------------    ------------
Anthony G. Nuzzo (3)...................      2001     $196,212          $ 76,991            1,750,000 (ENGA)     $1,383
 Former Chief Executive                                                                        50,000 (CMGI)
 Officer and President

Paul L. Schaut (4) ....................      2001     $190,000          $ 45,833                   -- (ENGA)     $1,400
 Former Chief Executive                                                                            -- (CMGI)
 Officer and President                       2000      240,000           110,000                   -- (ENGA)      1,400
                                                                                                   -- (CMGI)
                                             1999      168,364            60,000              800,000 (ENGA)      1,383
                                                                                               36,000 (CMGI)

Daniel J. Jaye (5) ....................      2001     $185,000          $ 36,350              257,500 (ENGA)     $2,175
 Former Chief Technology Officer                                                                   -- (CMGI)
                                             2000      138,958            23,250                   -- (ENGA)      2,084
                                                                                                   -- (CMGI)
                                             1999      131,430(6)         19,233              400,000 (ENGA)      2,303
                                                                                               32,000 (CMGI)

Dean A. Wiltse (7) ....................      2001     $229,091          $ 52,500              293,750 (ENGA)     $2,525
 Former Executive Vice                                                                             -- (CMGI)
 President Software Sales                    2000      150,000            46,250              300,000 (ENGA)      3,425
                                                                                                   -- (CMGI)

Michael K. Baker (8) ..................      2001     $199,611          $ 36,350              220,000 (ENGA)     $4,028
 Former Executive Vice President                                                                   -- (CMGI)
 and General Counsel                         2000      139,000            27,503               50,000 (ENGA)      2,762
                                                                                                   -- (CMGI)

Andrew J. Zimmon (9) ..................      2001     $153,205          $ 74,551              161,970 (ENGA)     $1,983
 Senior Vice President, Operations

Thomas M. Rothfels (10) ...............      2001     $227,380          $ 77,275              292,750 (ENGA)        --
 Former Executive Vice President                                                                   -- (CMGI)
 Worldwide Media

______________
(1) Any compensation that was deferred at the Named Executive Officer's election is included in the salary or bonus column for the year in which it was earned. Bonuses indicated as earned in any fiscal year were generally paid early in the following fiscal year.

(2) Amounts set forth in this column represent our cash contributions under the CMGI 401(k) plan in which Engage employees participate.

(3) Mr. Nuzzo commenced employment with Engage as our Chief Executive Officer and President in November 2000. Mr. Nuzzo's employment as our Chief Executive Officer and President ended in September 2001.

(4) Mr. Schaut's employment as our Chief Executive Officer and President ended in November 2000.

(5) Mr. Jaye's employment as our Chief Technology Officer ended in December
    2001.

(6) Includes $100,000 paid to Mr. Jaye for his contribution in the sale of some of Engage's technology to Red Brick Systems, Inc.

(7) Mr. Wiltse's employment as our Executive Vice President Software Sales ended in April 2001.

(8) Mr. Baker's employment as our Executive Vice President and General Counsel ended in December 2001.

(9) Mr. Zimmon commenced his employment as our Senior Vice President, Operations in September 2000.

(10) Mr. Rothfels' employment as our Executive Vice President Worldwide Media ended in September 2001.


     Option Grant Table. The following table sets forth certain information regarding options granted during the fiscal year ended July 31, 2001 by Engage and CMGI to the Named Executive Officers:

                     Stock Option Grants in Last Fiscal Year


                                                       Individual Grants
                            --------------------------------------------------------------------    Potential Realizable Value
                                                          Percent of                                  at Assumed Annual Rates
                                                        Total Options                                     of Stock Price
                                                         Granted to                                   Appreciation for Option
                                Number of Securities    Employees in    Exercise or                           Term(4)
                                 Underlying Options      Fiscal Year    Base Price    Expiration  ----------------------------
Name                                 Granted(#)            2001(1)     ($/share)(2)     Date(3)        5%($)          10%($)
----                         ------------------------   -------------  ------------  -----------  --------------  ------------
Anthony G. Nuzzo ...........  1,750,000(5) (ENGA)       8.98%          $ 2.03        10/24/01          --                --
                                 50,000(5) (CMGI)        0.6%          $12.00        10/24/01          --                --

Paul L. Schaut .............          0    (ENGA)         --               --              --          --                --
                                      0    (CMGI)         --               --              --          --                --

Daniel J. Jaye .............     30,000(5) (ENGA)       0.15%          $ 7.75         1/14/02      $64,235         $141,944
                                107,500(6) (ENGA)       0.55%          $ 1.00         1/14/02      $29,700         $ 65,630
                                120,000(5) (ENGA)       0.62%          $ 0.75         1/14/02      $24,865         $ 54,946
                                      0    (CMGI)         --               --              --           --               --

Dean A. Wiltse .............     25,000(5) (ENGA)       0.13%          $ 7.75         5/30/01           --               --
                                 50,000(5) (ENGA)       0.26%          $ 3.47         5/30/01           --               --
                                 93,750(6) (ENGA)       0.48%          $ 1.00         5/30/01           --               --
                                125,000(5) (ENGA)       0.64%          $ 0.75         5/30/01           --               --
                                      0    (CMGI)         --               --              --           --               --

Michael K. Baker ...........     30,000(5) (ENGA)       0.15%          $ 7.75         1/14/02      $64,235         $141,944
                                105,000(6) (ENGA)       0.54%          $ 1.00         1/14/02      $29,010         $ 64,104
                                 85,000(5) (ENGA)       0.44%          $ 0.75         1/14/02      $17,613         $ 38,920
                                      0    (CMGI)         --               --              --           --               --

Andrew J. Zimmon ...........     22,500(5) (ENGA)       0.12%          $10.25         9/10/05      $63,717         $140,799
                                 60,000(5) (ENGA)       0.31%          $ 0.75        12/28/05      $12,433         $ 27,473
                                 29,470(6) (ENGA)       0.15%          $ 1.00          1/7/06      $ 8,142         $ 17,992
                                 50,000(5) (ENGA)       0.26%          $ 0.95         5/17/06      $13,123         $ 28,999
                                      0    (CMGI)         --               --              --           --               --

Thomas M. Rothfels .........    100,000(5) (ENGA)       0.51%          $ 9.31        10/18/01           --               --
                                125,000(5) (ENGA)       0.64%          $ 0.75        10/18/01           --               --
                                 43,750(6) (ENGA)       0.22%          $ 1.00        10/18/01           --               --
                                 25,000(5) (ENGA)       0.13%          $ 0.95        10/18/01           --               --
                                      0    (CMGI)         --               --              --           --               --

__________

(1) Calculated based on an aggregate of 19,488,440 Engage options and 9,090,909 CMGI options granted during the fiscal year ended July 31, 2001.

(2) The exercise price represents the fair market value of the common stock on the date of grant based on the closing price of the common stock on the Nasdaq National Market.

(3) Options granted by us generally expire five years from the date of grant. However, Messrs. Nuzzo, Jaye, Wiltse, Baker and Rothfels have left the employment of Engage. Accordingly, each option granted to each such individual has expired or will expire, by its terms, as of the date indicated.

(4) Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the option's term. These values are calculated based on rules promulgated by the SEC and do not reflect our estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will be dependent upon the future performance of the price of our Common Stock, which will benefit all stockholders proportionately.

(5) Option vests as to 25% of the shares after the first year and the remaining 75% vesting in equal monthly installments for the next 36 months thereafter. Upon Mr. Nuzzo's resignation as President and Chief Executive Officer on September 24, 2001, the vesting of all outstanding options that would have vested on or prior to November 19, 2002 was accelerated.

(6) Option fully vests on January 8, 2002.

    Option Exercises and Fiscal Year-End Values. The following table sets forth certain information concerning option exercises by the Named Executive Officers during the fiscal year ended July 31, 2001 and exercisable and unexercisable stock options held by the Named Executive Officers as of July 31, 2001.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                         Number of Securities
                                                                              Underlying               Value of Unexercised
                                                                        Unexercised Options at        In-the-Money Options at
                                               Shares        Value         July 31, 2001 (#)           July 31, 2001 ($)(2)
                                             Acquired on   Realized    --------------------------   --------------------------
Name                             Company     Exercise(#)     $(1)      Exercisable  Unexercisable   Exercisable  Unexercisable
----                             -------     -----------  -----------  -----------  -------------   -----------  -------------
Anthony G. Nuzzo .............   ENGA               --            --          --      1,750,000          --            --
                                 CMGI               --            --          --         50,000          --            --

Paul L. Schaut ...............   ENGA          399,999    $1,194,347          --             --          --            --
                                 CMGI           26,667        89,166          --             --          --            --

Daniel J. Jaye ...............   ENGA          409,650    $  279,558     224,999        432,501          --            --
                                 CMGI               --            --          --             --          --            --

Dean A. Wiltse ...............   ENGA               --            --          --             --          --            --
                                 CMGI               --            --          --             --          --            --

Michael K. Baker .............   ENGA               --            --     221,873        388,127          --            --
                                 CMGI               --            --          --             --          --            --

Andrew J. Zimmon .............   ENGA               --            --      14,246        243,114          --            --
                                 CMGI               --            --          --             --          --            --

Thomas M. Rothfels ...........   ENGA               --            --      20,312        348,438          --            --
                                 CMGI               --            --          --             --          --            --

___________

(1) Value Realized represents the difference between the aggregate exercise price of the option and the aggregate fair market value of the underlying common stock on the date of exercise.

(2) Based on the difference between the option exercise price and the closing price of the underlying common stock on July 31, 2001, which closing price was $0.33 for Engage and $2.02 for CMGI. No Named Executive Officer held any unexercised in-the-money options on July 31, 2001.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    We are not a party to employment agreements with any of the Named Executive Officers.

    In November 2000, we entered into an executive retention agreement with Mr. Nuzzo that provided that in the event that a change in control has not occurred and Mr. Nuzzo's employment is terminated by us other than for cause or by Mr. Nuzzo for good reason, then (i) we shall pay Mr. Nuzzo a severance payment equal to his then current annual base salary, in semi-monthly installments, for one year or until November 19, 2002, whichever is longer and (ii) the vesting of all of Mr. Nuzzo's options to purchase shares of our Common Stock that would have vested on or before one year from the date of termination or November 19, 2002, whichever is longer, shall be accelerated. In September 2001, Mr. Nuzzo resigned as Chief Executive Officer and President of Engage. In connection with his resignation, our Board of Directors agreed to pay Mr. Nuzzo severance pursuant to his executive retention agreement. Accordingly, Mr. Nuzzo will receive a severance payment in semi-monthly installments, until November 19, 2002. In addition, all of Mr. Nuzzo's options to purchase shares of our Common Stock that would have vested on or before November 19, 2002 have been accelerated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of October 1, 2001 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                      Percentage                    Percentage
                                                                  Shares of           Ownership    Shares of CMGI   Ownership
                                                               Engage Common          of Engage     Common Stock     of CMGI
                                                              Stock Beneficially    Common Stock     Beneficially Common Stock
          Name and Address#                                       Owned(1)          Outstanding(2)    Owned(1)    Outstanding(3)
          -----------------                                   ------------------    --------------   ------------ -------------
          CMGI, Inc ........................................         149,762,917              76.1%           --           --
               100 Brickstone Square
               Andover, MA 01810

          Anthony G. Nuzzo (4) .............................             885,060                 *             0           --

          Paul L. Schaut ...................................             515,295                 *             0           --

          Daniel J. Jaye (5) ...............................           1,078,462                 *             0           --

          Michael K. Baker (6) .............................             262,857                 *             0           --

          Christopher M. Cuddy (7) .........................               5,302                 *        42,238           **

          Thomas M. Rothfels ...............................              74,335                 *             0           --

          Dean A. Wiltse ...................................               4,000                 *         2,500           **

          Andrew J. Zimmon (8) .............................             194,984                 *             0           --

          Edward A. Bennett (9) ............................              74,999                 *             0           --

          George A. McMillan (10) ..........................                   0                --       125,200           **

          David S. Wetherell (11) ..........................              46,000                 *    38,126,154         10.7%

          All current directors and executive officers
            as a group (6 persons) (12).....................             361,853                 *    38,301,294         10.7%

_______________________
# Addresses are given for beneficial owners of more than 5% of our Common Stock only.

* Percentage is less than 1% of the total number of outstanding shares of our Common Stock.

** Percentage is less than 1% of the total number of outstanding shares of CMGI common stock.

(1) Beneficial ownership of our Common Stock and CMGI common stock is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"), and includes shares for which the holder has sole or shared voting or investment power. Shares of our Common Stock and CMGI common stock subject to options currently exercisable or which become exercisable within 60 days after October 1, 2001 are deemed to be beneficially owned and outstanding by the person holding such options and are included for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The inclusion of any shares of our Common Stock or CMGI common stock deemed beneficially owned does not constitute admission of beneficial ownership of those shares.

(2) Percentage ownership is based on 196,673,925 shares of our Common Stock issued and outstanding on October 1, 2001, plus any shares of our Common Stock subject to issuance upon exercise of options held by the person or entity in question that were exercisable on or within 60 days after October 1, 2001.

(3) Percentage ownership is based on 352,467,538 shares of CMGI common stock issued and outstanding on October 1, 2001, plus any shares of CMGI common stock subject to issuance upon exercise of options held by the person or entity in question that were exercisable on or within 60 days after October 1, 2001.

(4) Includes 875,000 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 1995 Equity Incentive Plan that were exercisable on or within 60 days after October 1, 2001.

(5) Includes 267,707 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 1995 Equity Incentive Plan that were exercisable on or within 60 days after October 1, 2001.

(6) Includes 260,830 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 1995 Equity Incentive Plan and 2000 Equity Incentive Plan that were exercisable on or within 60 days after October 1, 2001.

(7) Includes 5,208 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 1995 Equity Incentive Plan that were exercisable on or within 60 days after October 1, 2001 and 42,082 shares of CMGI common stock issuable upon exercise of outstanding stock options granted under CMGI's 1986 Stock Option Plan that were exercisable on or within 60 days after October 1, 2001.

(8) Includes 47,078 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 2000 Equity Incentive Plan that were exercisable on or within 60 days after October 1, 2001.

(9) Consists of 74,999 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 1999 Stock Option Plan for Non-Employee Directors that were exercisable on or within 60 days after October 1, 2001.

(10) Includes 125,000 shares of CMGI common stock issuable upon exercise of outstanding stock options granted under CMGI's 1986 Stock Option Plan that were exercisable on or within 60 days after October 1, 2001.

(11) Includes 5,014,274 shares of CMGI common stock issuable upon exercise of outstanding stock options granted under CMGI's 1986 Stock Option Plan that were exercisable on or within 60 days after October 1, 2001. Also includes
     (i) 16,932,672 shares of CMGI common stock held by a limited liability company of which Mr. Wetherell owns a membership interest and which is managed by a limited liability company of which Mr. Wetherell is a manager and (ii) 388,244 shares of CMGI common stock held by Mr. Wetherell and his wife as trustees for the David S. Wetherell Charitable Trust, for a total of 17,320,916 shares of CMGI common stock with respect to which Mr. Wetherell disclaims beneficial ownership. Mr. Wetherell's address is c/o CMGI, Inc., 100 Brickstone Square, Andover, MA 01810.

(12) See footnotes 7, 8, 9, 10 and 11 above. Also includes 38,870 shares of our Common Stock issuable upon exercise of outstanding stock options granted under our 1995 Equity Incentive Plan that were exercisable on or within 60 days after October 1, 2001 and 7,649 shares of CMGI common stock issuable upon exercise of outstanding stock options granted under CMGI's 1986 Stock Option Plan that were exercisable on or within 60 days after October 1, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Engage was incorporated in July 1995 as a wholly owned subsidiary of CMGI. CMGI is currently a majority stockholder of Engage. Accordingly, CMGI has the power to elect our entire Board of Directors and to approve or disapprove any corporate transactions or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions.

     In April 2000, we acquired both Adsmart Corporation, an online advertising network and Flycast Communications Corporation, a leading provider of Internet direct response advertising solutions for total purchase consideration of approximately $3.24 billion. Prior to completion of the acquisitions, Adsmart was a majority-owned subsidiary of CMGI, and Flycast was a wholly-owned subsidiary of CMGI. Prior to the completion of the acquisitions, David S. Wetherell, a director of Engage and President, Chief Executive Officer and a director of CMGI, was a director of Adsmart and President of Flycast. In connection with the acquisition of Adsmart, we issued approximately 10,877,000 shares of our Common Stock (valued at $545.1 million), of which approximately 10,812,000 shares were issued to CMGI (valued at $541.8 million) for its 96% interest in the capital stock of Adsmart and 65,941 shares to the other holders of Adsmart capital stock. In connection with the acquisition of Flycast, we issued approximately 53,413,000 shares of our Common Stock to CMGI for CMGI's 100% interest in Flycast, valued at approximately $2.7 billion. Under the terms of this transaction, upon the exercise of options for CMGI common stock that were issued to the former Flycast employees as part of CMGI's acquisition of Flycast, CMGI is obligated to pay Engage the exercise price of the option. Additionally, in the event that former Flycast employees terminate their employment with Engage, any unvested options for CMGI common stock held by such employees are cancelled and CMGI is obligated to return to us that number of shares of our Common Stock determined by multiplying the number of CMGI options cancelled by the transaction exchange ratio. Through July 31, 2001, CMGI had paid us approximately $8,392,000 upon the exercise of options for CMGI common stock by former Flycast employees and had returned, or was obligated to return, 4,875,952 shares of our Common Stock to us.

     In November 2000, we entered into a sublease agreement with CMGI pursuant to which we agreed to sublease from CMGI approximately 103,000 square feet of space at its headquarters in 100 Brickstone Square, Andover, Massachusetts. The term of the sublease expires in October, 2007. We currently pay CMGI base rent of $13.75 per square foot and additional rent consisting of our proportionate share of operating expenses. In addition, we have agreed to pay CMGI $2,067,720, amortized over the term of the sublease, for certain construction improvements made to our space that were paid for by CMGI. In fiscal 2001, we accrued debt to CMGI of approximately $1,830,967 under this agreement.

     Engage and CMGI have also entered into a facilities and administrative support agreement under which CMGI provides various services to us, including tax and administrative, computer and information systems, telecommunications and utilities. The fees payable by us for the services are typically determined through an allocation of CMGI's costs based upon the proportion of our employee headcount to the total headcount of CMGI and other CMGI-related companies located in the same facility or using the same services. In fiscal 2001, we paid CMGI approximately $5,475,000 for services similar to those provided under the administrative support agreement.

     Engage and CMGI also entered into a tax allocation agreement to allocate responsibilities, liabilities and benefits relating to taxes. We are required to pay our share of income taxes shown as due on any consolidated, combined, or unitary tax returns filed by CMGI for tax periods ending on or before or including the date on which date we will no longer be a member of CMGI's group for federal, state, or local tax purposes, as the case may be. CMGI indemnifies Engage against liability for all taxes in respect of consolidated, combined, or unitary tax returns for such period. Accordingly, any predetermined tax liabilities for such periods will be the responsibility of CMGI, and any refunds or credits of taxes attributable to Engage or its subsidiaries in respect of consolidated, combined, or unitary tax returns for such periods will be for the account of CMGI. We are responsible for filing any separate tax returns for any taxable period and will be responsible for any tax liabilities (and entitled to any refunds or credits of taxes) in respect of such returns. Engage will indemnify CMGI against liability for such taxes.

     Neither CMGI nor Engage have any obligation to make any payment to the other party for the use of such other party's tax attributes such as net operating losses. However, if one party realizes a windfall tax benefit because of an adjustment to items on the other party's tax return, the party that realizes the windfall tax benefit will be required to pay to the other party the actual incremental tax savings it has realized. For example, if an expense deducted by CMGI for a period prior to the closing date were disallowed and required to be capitalized by Engage for a period after the closing date, thereby generating future depreciation deductions to Engage, we would be required to pay to CMGI any incremental tax savings as a result of such depreciation deductions when such tax savings are actually realized by us.

     Each of Engage and CMGI has control of any audit, appeal, litigation or settlement of any issue raised with respect to a tax return for which it has filing responsibility. Payments of claims under the agreement must be made within 30 days of the date that a written demand for the claim is delivered. Interest accrues on payments that are not made within 10 days of the final due date at the rate applicable to under payments of the applicable tax. Any dispute concerning the calculation or basis of determination of any payment provided under the tax allocation agreement will be resolved by a law firm or "big five" accounting firm selected and paid for jointly by the parties.

     Engage and CMGI have also entered into an investor rights agreement under which we granted CMGI registration rights and rights to purchase shares to maintain its majority ownership. Under this agreement, CMGI and its assignees have the right to demand, on up to seven occasions, that we register under the Securities Act of 1933, as amended, the sale of all or part of their shares of our Common Stock. CMGI and its assignees are also entitled to include shares of our Common Stock in a registered offering of securities by us for our own account, subject to the underwriters' right to reduce the number of included shares. We will pay all costs associated with such registration of shares pursuant to this agreement, other than underwriting discounts and commissions and various other expenses. Also under this agreement, until such time as CMGI, or any permitted transferee, owns less than a majority of voting power of the outstanding shares of capital stock of Engage, we will permit CMGI, or the transferee, to purchase a portion in any shares that it may in the future issue so that CMGI or the transferee may maintain its majority ownership position. Any such purchases will be at the same price as is paid by third parties for the shares. The right is transferable by CMGI to any party that acquires directly from CMGI shares of common stock representing at least a majority of the outstanding shares of our Common Stock.

     In addition, we outsourced data center operations from a company in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for fiscal 2001 was $8,876,000.

     We sell our products and services to customers affiliated with CMGI. In fiscal 2001, our revenue from sales to these affiliated companies totaled approximately $3,689,000.

     In October 2001, CMGI agreed to loan us $8,000,000 in consideration for which we issued to CMGI a secured convertible demand note. This note bears interest at 7.5% and is convertible, at CMGI's election, into shares of our Common Stock at a conversion price of $0.25 per share, subject to adjustment for certain dilutive stock issuances. Under the terms of the note, principal and interest will become due and payable after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets.

     In addition, in October 2001, we and CMGI agreed to structure any intercompany debt incurred by us to CMGI between October 1, 2001 and July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of this note, principal and interest will become due and payable after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our Common Stock at a conversion price equal to the closing price of our Common Stock on the last trading day of such calendar month. The note is collateralized by substantially all of our assets.

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

     Mr. Wetherell, our Chairman of the Board, serves as Chairman of the Board, Chief Executive Officer, President and Secretary of CMGI and as Chairman of the Board of NaviSite, Inc., a majority-owned subsidiary of CMGI. Mr. McMillan, a director of Engage, serves as Chief Financial Officer and Treasurer of CMGI.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on November 28, 2001.


                                  ENGAGE, INC.


                                  By: /s/ Christopher M. Cuddy
                                    ------------------------------------------
                                    Christopher M. Cuddy, President and Chief
                                    Executive Officer

                                  EXHIBIT INDEX

 Exhibit
   No.                                                               Exhibit
 -------                                                             -------
 3.1(2)          Second Amended and Restated Certificate of Incorporation.
 3.2(3)          Amendment to the Second Amended and Restated Certificate of Incorporation.
 3.3(10)         Amended and Restated By-laws.
 4.1(9)          Specimen Certificate for shares of Common Stock.
10.1(4)++        Amended and Restated 1995 Equity Incentive Plan.
10.2(10)++       2000 Equity Incentive Plan
10.3(1)++        1999 Employee Stock Purchase Plan.
10.4(1)++        1999 Stock Option Plan for Non-Employee Directors.
10.5(5)++        1996 Stock Option Plan of AdKnowledge Inc.
10.6(5)++        AdKnowledge Inc. 1998 Stock Option/Stock Issuance Plan.
10.7(1)+         License Agreement between the Company and Engage Technologies Japan, Inc., dated July 31, 1998.
10.8(1)+         International Reseller Agreement between the Company and Engage Technologies Japan, Inc., dated July 31, 1998.
10.9(1)+         Services and License Agreement between Lycos, Inc. and the Company, dated October 29, 1997.
10.10(12)        Sublease by and between CMGI, Inc. and the Company, dated November 1, 2000.
10.11(9)         Lease Agreement By and Between EOP-Riverview/245First Street, L.L.C. as landlord, and the Company as tenant, dated June 19, 2000.
10.12(6)         Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Company as tenant, dated December
                 22, 1999.
10.13(3)         First Amendment to the Lease Agreement by and between TST 555/575 Market, L.L.C. as landlord and the Company as tenant, dated March 20, 2000.
10.14(7)         Lease Agreement By and Between Carolina Blackhawk, LLC, as Landlord and the Company, as Tenant, dated October
                 1999.
10.15(1)         Capital & Counties plc and Engage Technologies Limited underlease, dated April 27, 1999.
10.16(2)         Investor Rights Agreement by and between the Company and CMGI, dated July 23, 1999.
10.17(9)         Amendment No. 1 to Investor Rights Agreement by and between the Company and CMGI, dated June 19, 2000.
10.18(9)         Amended and Restated Investor Rights Agreement by and between CPQ Holdings, Inc. and the Company, dated June
                 19, 2000.
10.19(2)         Facilities and Administrative Support Agreement between the Company and CMGI, dated July 23, 1999.
10.20(12)++      Executive Retention Agreement by and between the Company and Anthony Nuzzo
10.21(1)         Inter-Company Agreement between CMGI and the Company, dated April 7, 1999.
10.22(1)         Secured Convertible Demand Note issued by the Company to CMGI, dated of February 1, 1999.
10.23(1)         Security Agreement by and between the Company and CMGI, dated as of May 3, 1999.
10.24(1)         Intellectual Property Security Agreement by and between the Company and CMGI, dated as of May 3, 1999.
10.25(2)         Tax Allocation Agreement by and between CMGI and the Company, dated July 23, 1999.
10.26(2)+        Strategic Development and License Agreement by and Between the Company and Microsoft Corporation, dated July
                 28, 1999.
10.27(7)         Inter-Company Agreement, dated September 23, 1999, by and between the Company and CMGI, Inc.
10.28(7)         Agreement and Plan of Merger and Contribution, dated September 23, 1999, by and among the Company, CMGI, Inc.,
                 AK Acquisition Corp., and AdKnowledge Inc. and certain individuals as the Shareholder Representatives.
10.29(11)        Agreement and Plan of Merger, dated June 11, 2000, by and among the Company, Engage Subsidiary, Inc. and
                 MediaBridge Technologies, Inc.
10.30(10)        Stock Purchase Agreement, dated August 31, 2000, by and between Engage Acquisition Corp., and the Shareholders of Space Media Holdings Limited
10.31(7)         Agreement and Plan of Merger and Contribution, dated September 23, 1999, by and among the Company, CMGI, Inc.,
                 AK Acquisition Corp., and AdKnowledge Inc. and certain individuals as the Shareholder Representatives.
10.32(6)         Agreement and Plan of Merger and Contribution, dated January 19, 2000, by and among the Company, CMGI,

      Exhibit
        No.                                                               Exhibit
      -------                                                             -------
                      Inc., Adsmart Corporation, Flycast Communications Corporation and FCET Corp.
     10.33(8)         Agreement and Plan of Merger, dated June 12, 2000, by and among the Company, Engage Subsidiary, Inc. and
                      MediaBridge Technologies, Inc.
     10.34(9)         Stock Purchase Agreement, dated June 19, 2000, by and among the Company, CMGI and CPQ Holdings, Inc.
     10.35(9)         Third Party Software Distribution Agreement, dated July 26, 2000, by and between the Company and Compaq
                      Computer Corporation.
     10.36(9)         First Amendment to Third Party Software Distribution Agreement, dated July 31, 2000, by and between the
                      Company and Compaq Computer Corporation.
     21.1             Subsidiaries
     23.1*            Consent of KPMG LLP
     23.2*            Independent Auditors' Report on Financial Statement Schedule

__________

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

(9) Incorporated by reference from the exhibits filed with the Company's Form 10-K (File No. 000-26671) filed with the Securities and Exchange Commission on October 30, 2000.

(10) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on December 15, 2000.

(11) Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on September 26, 2000.

(12) Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on March 19, 2001.

 + Confidential materials omitted and filed separately with the Securities and Exchange Commission.

++   Management contract or compensatory plan or arrangement.

*    Previously filed.