Form 10-Q
period 2001-10-31
ENGAGE INC
filed 2001-12-14
CIK 1084573

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ____

                                 ---------------

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

Yes [X]    No { ]

The number of shares outstanding of the registrant's Common Stock as of December 1, 2001 was 196,567,656.


================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2001

                                      INDEX
                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

  a)      Consolidated Balance Sheets as of July 31, 2001 and
          October 31, 2001 (unaudited)...................................    3

  b)      Consolidated Statements of Operations (unaudited) for the
          three months ended October 31, 2000 and 2001...................    4

  c)      Consolidated Statements of Cash Flows (unaudited) for the
          three months ended October 31, 2000 and 2001...................    5

  d)      Notes to Interim Consolidated Financial Statements.............    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....   15

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................   16

Item 6.   Exhibits and Reports on Form 8-K...............................   16

SIGNATURES

EXHIBIT INDEX

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                  JULY 31,      OCTOBER 31,
                                                                                                    2001           2001
                                                                                                -----------     -----------
                                                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ................................................................    $    33,261     $    30,013
  Accounts receivable, less allowance for doubtful accounts of $1,782 and $1,640 at
    July 31, 2001 and October 31, 2001 respectively ........................................          8,357           7,236
  Prepaid expenses .........................................................................          1,221           1,539
  Current assets of discontinued operations ................................................         13,016           5,686
                                                                                                -----------     -----------
        Total current assets ...............................................................         55,855          44,474
                                                                                                -----------     -----------

Property and equipment, net ................................................................          7,094           6,291
Intangible assets, net of accumulated amortization of $83,180 and $90,504 at July 31, 2001
  and October 31, 2001, respectively .......................................................         61,389          54,065
Other assets ...............................................................................          7,258           2,538
Non-current assets of discontinued operations ..............................................          1,241           1,141
                                                                                                -----------     -----------
    Total assets ...........................................................................    $   132,837     $   108,509
                                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligation under capital lease ........................................    $     2,806     $     2,792
  Current portion of long-term debt ........................................................          1,693           1,959
  Debt to CMGI .............................................................................             --          52,064
  Accounts payable .........................................................................          5,903           4,449
  Due to CMGI affiliates ...................................................................          1,699           1,378
  Accrued expenses .........................................................................         38,396          19,433
  Deferred revenue .........................................................................          6,365           3,982
                                                                                                -----------     -----------
    Total current liabilities ..............................................................         56,862          86,057
                                                                                                -----------     -----------

Due to CMGI ................................................................................         39,821              --
Deferred revenue ...........................................................................             24              --
Obligation under capital lease, net of current portion .....................................            759             628
Long-term debt, net of current portion .....................................................            266              --
Other long-term liabilities ................................................................            396             382
                                                                                                -----------     -----------
    Total liabilities ......................................................................         98,128          87,067
                                                                                                -----------     -----------

Minority interest ..........................................................................          6,755           6,833

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized, 0 shares issued and
     outstanding at July 31, 2001 and October 31, 2001, respectively .......................             --              --
  Common stock, $.01 par value, 350,000 shares authorized, 196,539 and 195,510 shares issued
     and  outstanding at July 31, 2001 and October 31, 2001, respectively ..................          1,965           1,956
  Additional paid-in capital ...............................................................      3,774,494       3,717,719
  Deferred compensation ....................................................................         (4,337)         (2,598)
  Accumulated other comprehensive income ...................................................            558             399
  Accumulated deficit ......................................................................     (3,744,726)     (3,702,867)
                                                                                                -----------     -----------
    Total stockholders' equity .............................................................         27,954          14,609
                                                                                                -----------     -----------
    Total liabilities and stockholders' equity .............................................    $   132,837     $   108,509
                                                                                                ===========     ===========



      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 2001
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     2000          2001
                                                                   ---------     ---------

Product revenue ...............................................    $   7,704     $     986
Product revenue, related parties ..............................          820            26
Services and support revenue ..................................        4,693         5,380
Services and support revenue, related parties .................          193           266
                                                                   ---------     ---------
       Total revenue ..........................................       13,410         6,658
                                                                   ---------     ---------

Cost of product revenue .......................................           25          (142)
Cost of services and support revenue ..........................        5,370         4,821
Amortization of developed technology ..........................          784         1,458
                                                                   ---------     ---------
       Total cost of revenue ..................................        6,179         6,137
                                                                   ---------     ---------

         Gross profit .........................................        7,231           521
                                                                   ---------     ---------

Operating expenses:
     In-process research and development ......................          700            --
     Research and development .................................        2,536         2,419
     Selling and marketing ....................................       15,344         3,264
     General and administrative ...............................        4,535         2,636
     Amortization and impairment of goodwill and other
       intangibles ............................................       10,724         5,866
     Restructuring costs ......................................          859           975
     Stock compensation .......................................          355           362
                                                                   ---------     ---------
       Total operating expenses ...............................       35,053        15,522
                                                                   ---------     ---------

         Operating loss .......................................      (27,822)      (15,001)

Other income (expense):
     Interest income ..........................................        1,897           243
     Interest expense .........................................          (27)         (406)
     Minority interest ........................................          343            93
     Other income (expense), net ..............................          (42)          161
                                                                   ---------     ---------

         Loss from continuing operations ......................      (25,651)      (14,910)
                                                                   ---------     ---------

Loss from discontinued operations .............................     (148,166)           --
                                                                   ---------     ---------

Net loss ......................................................    $(173,817)    $ (14,910)
                                                                   =========     =========

Basic and diluted net loss per share data:
Continuing operations .........................................    $   (0.14)    $   (0.08)
Discontinued operations .......................................        (0.78)           --
                                                                   ---------     ---------
Basic and diluted net loss per share ..........................    $   (0.92)    $   (0.08)
                                                                   =========     =========

Weighted average number of basic and diluted shares outstanding      188,739       196,615
                                                                   =========     =========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 2001
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                2000          2001
                                                                             ---------     ----------
Cash flows from operating activities:
     Net loss ...........................................................    $(173,817)    $ (14,910)
     Loss from discontinued operations ..................................     (148,166)           --
                                                                             ---------     ---------
     Loss from continuing operations ....................................      (25,651)      (14,910)

     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization ..................................        9,821         8,220
         Provision for bad debts ........................................          296            89
         Stock compensation .............................................          355           362
         Amortization of discount on available-for-sale securities ......           (6)           --
         Loss on disposal of property and equipment .....................           --           277
         Minority interest ..............................................         (456)           93
         In-process research and development ............................          700            --
         Changes in operating assets and liabilities, net of impact of acquisitions:
              Accounts receivable .......................................        2,075         1,032
              Prepaid expenses and other assets .........................       (1,728)        4,357
              Due to CMGI and affiliates ................................        2,245         3,923
              Accounts payable ..........................................      (11,492)       (1,454)
              Accrued expenses ..........................................        3,619       (17,640)
              Deferred revenue ..........................................          628        (2,406)
                                                                             ---------     ---------
                  Net cash used for continuing operations ...............      (19,594)      (18,057)
                  Net cash provided by (used for) discontinued operations       (9,988)        7,430
                                                                             ---------     ---------
                  Net cash used for operating activities ................      (29,582)      (10,627)
                                                                             ---------     ---------

Cash flows from investing activities:
     Proceeds from redemption of available-for-sale securities ..........       15,732            --
     Net cash acquired on acquisition of subsidiaries ...................        2,706            --
     Purchases of property and equipment ................................       (4,651)         (282)
                                                                             ---------     ---------
                  Net cash provided by (used for) investing activities ..       13,787          (282)
                                                                             ---------     ---------

Cash flows from financing activities:
     Net change in debt to CMGI .........................................           --         8,000
     Proceeds from issuance of common stock, net of issuance costs and
      repurchases .......................................................        4,430            25
     Repayment of capital lease obligations .............................         (889)         (146)
     Repayment of long-term debt ........................................         (528)           --
                                                                             ---------     ---------
                  Net cash provided by financing activities .............        3,013         7,879
                                                                             ---------     ---------

Effect of exchange rate changes on cash and cash equivalents ............          248          (218)
                                                                             ---------     ---------

Net decrease in cash and cash equivalents ...............................      (12,534)       (3,248)

Cash and cash equivalents, beginning of period ..........................      119,809        33,261
                                                                             ---------     ---------

Cash and cash equivalents, end of period ................................    $ 107,275     $  30,013
                                                                             =========     =========
Supplemental disclosures of cash flow information:
        Cash paid for interest ..........................................    $      27     $      28
                                                                             =========     =========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2001 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 2001. The results for the three-month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Discontinued Operations

     In April 2001 we announced the sale of certain assets of Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. Our media operations ceased in October 2001. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and non-current assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. No liabilities associated with discontinued operations were assumed by a third party. Revenue and loss from discontinued operations for the three months ended October 31, 2000 were $27.6 million and $148.2 million, respectively.

     The assets identified as part of the disposition of the Media segment are recorded as current assets of discontinued operations or non-current assets of discontinued operations; the cash flow of the segment is reported as net cash used for discontinued operations; and the results of operations of the segment are reported as loss from discontinued operations. Current assets of discontinued operations consists of the following:


                                                                                                   JULY 31,    OCTOBER 31,
                                                                                                    2001          2001
                                                                                                  ----------    ----------
                                                                                                       (IN THOUSANDS)

Accounts receivable, net of allowance for doubtful accounts..................................     $   12,008    $    4,988
Other current assets.........................................................................          1,008           698
                                                                                                  ----------    ----------
          Total current assets of discontinued operations....................................     $   13,016    $    5,686
                                                                                                  ==========    ==========

     Non-current assets of discontinued operations consists of the following:

                                                                                                    JULY 31,    OCTOBER 31,
                                                                                                     2001          2001
                                                                                                  ----------    -----------
                                                                                                       (IN THOUSANDS)

Property and equipment, net of accumulated depreciation and amortization.....................     $      701     $      701
Other assets.................................................................................            540            440
                                                                                                  ----------     ----------
         Total non-current assets of discontinued operations.................................     $    1,241     $    1,141
                                                                                                  ==========     ==========

     Net Loss per Share

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     At October 31, 2001, we had outstanding stock options to purchase 13,828,802 shares of common stock at a weighted average exercise price of $6.57 that could potentially dilute earnings per share, including 2,340,967 stock options at a weighted average exercise price of $0.17 that were in-the-money. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

C.   DIVIDEND TO CMGI

     Under the terms of the Flycast Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unexercised CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the three months ended October 31, 2001 is as follows:


                                                                                                      (IN THOUSANDS)
Net cumulative dividend to CMGI recorded as of July 31, 2001.....................................     $   2,005,138
Value of Engage common shares due from CMGI for option cancellations for the
   period August 1, 2001 through October 31, 2001................................................           (56,768)
Cash consideration for exercise price of CMGI stock options exercised from
   August 1, 2001 through October 31, 2001.......................................................                (1)
                                                                                                      -------------
     Cumulative net dividend to CMGI as of October 31, 2001......................................     $   1,948,369
                                                                                                      =============

D.   COMPREHENSIVE LOSS

     The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                                   THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                               ----------------------------
                                                                 2000              2001
                                                               ---------         ----------
                                                                     (IN THOUSANDS)
Net loss...................................................... $(173,817)        $ (14,910)
Foreign currency adjustments..................................       125              (114)
Net unrealized holding gain (loss) arising during the period..        34               (45)
                                                               ---------         ---------
     Comprehensive loss....................................... $(173,658)        $ (15,069)
                                                               =========         =========

E.   NON-CASH TRANSACTIONS

     During both the three months ended October 31, 2000 and 2001, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $320,000 and $35,000 in both deferred compensation and additional paid-in capital in the three months ended October 31, 2000 and 2001, respectively.

     During the three months ended October 31, 2000, Engage acquired MediaBridge through the issuance of shares of Engage common stock.

     During the three months ended October 31, 2000 and 2001, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of shares of Engage common stock previously issued to CMGI as part of our acquisition of Flycast Communications Corporation. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $57.7 million and $56.8 million in the three months ended October 31, 2000 and 2001, respectively.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     During the three months ended October 31, 2001, approximately $44.1 million in amounts payable to CMGI were formally converted to secured debt to CMGI (see Note G).

F.   STOCK COMPENSATION

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                                      THREE MONTHS ENDED
                                                          OCTOBER 31,
                                                  -------------------------
                                                     2000            2001
                                                     ----            ----
                                                        (IN THOUSANDS)

Cost of revenue.................................. $      87       $     111
Research and development.........................        65             103
Selling and marketing............................       167             130
General and administrative.......................        36              18
                                                  ---------      ----------
   Total......................................... $     355       $     362
                                                  =========       =========

G.   DEBT TO CMGI

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The principal and/or interest is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us in our fiscal year 2002 subsequent to October 1, 2001 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The principal and/or interest on the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $1.4 million as of October 31, 2001.

H.   RELATED PARTY TRANSACTIONS

     We outsourced data center operations from companies in which CMGI has a significant ownership interest. Total cost of revenue related to outsourcing from related parties for the three months ended October 31, 2000 and 2001 was approximately $3.2 million and $650,000, respectively.

I.   RESTRUCTURING

     In the first fiscal quarter of fiscal 2001, we implemented a restructuring plan designed to bring costs more in line with revenue and strengthen our financial performance. The restructuring plan included a reduction of our workforce by approximately 170 persons or approximately 12% of our worldwide headcount. All of these actions were completed prior to October 31, 2000. As a result of the reduction in headcount, we undertook plans to close two office locations and consolidate operations. In connection with this restructuring plan, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

leasehold improvements for office locations being closed.

     In the first fiscal quarter of fiscal 2002, we implemented a restructuring plan designed to reduce corporate overhead costs by reducing the size of the company's finance and marketing staffs, as well as several senior management positions. In addition, the plan included a reduction in the Company's research and development, operations and professional services groups. As a result, our total workforce was reduced by approximately 60 persons or approximately 22% of our worldwide headcount. The reduction in corporate overhead costs and research and development staffs reflected a decrease in staffing needs due to the closing of our Media segment during the first quarter of fiscal 2002. The reduction in our operations and professional services groups reflects a downsizing due to expectations about the continued weakness in demand for our products and services in the immediate future.

     The following table sets forth a summary of these restructuring costs and related charges (in thousands):

                                                       THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                   -------------------------
                                                      2000            2001
                                                      ----            ----
                                                         (IN THOUSANDS)

Severance and applicable payroll taxes........     $   1,852       $     975
Write-off of leasehold improvements...........           496              --
Accrual for future lease costs................         1,782              --
                                                   ---------       ---------
   Total......................................     $   4,130       $     975
                                                   =========       =========

     Included in the $4,130,000 restructuring charge incurred in the first fiscal quarter of fiscal 2001 are $3,633,000 of cash costs and $497,000 in non-cash related costs. All charges incurred in the first fiscal quarter of fiscal 2002 were cash charges.

     Of the $4,130,000 of charges in the first quarter of fiscal 2001, $859,000 was included in continuing operations with the remaining $3,271,000 included in loss from discontinued operations.

     As of October 31, 2001, approximately $27.9 million of all restructuring charges recorded during fiscal 2001 and the first quarter of fiscal 2002 have been paid and the remaining $6.9 million of unpaid costs are expected to be paid through February 2003.

J.   LEGAL PROCEEDINGS

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

K.   SUBSEQUENT EVENT

     In November 2001, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of one million shares of our common stock to Sumitomo Corporation, the minority stockholder in Engage Japan, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At October 31, 2001, we were an approximately 76% owned subsidiary of CMGI, Inc. We are a provider of content management software for multichannel marketing. Our solutions are used by marketers, publishers, printers, direct mailers, Web sites and agencies to improve the performance and efficiency of their marketing efforts across multiple forms of media. Our solutions combine workflow automation and digital asset management functions and enable delivery of the resulting marketing programs across both traditional and new media channels. Whether the final product is print advertising, catalogs, direct mail, circulars, Web site promotions, or online advertising, we believe our solutions streamline the planning, management, and delivery of multichannel marketing programs and materials, improving brand consistency and reducing production costs. Our solutions support collaboration across workgroups including colleagues, clients, partners and vendors and are designed to integrate easily into an organization's overall business workflow allowing marketing to share plans, schedules, costs and historical product and campaign performance with finance, planning, accounting, and merchandising.

     In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network. As a result, for all periods presented, the Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and non-current assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes to interim consolidated financial statements for all periods presented.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 2001

     Revenue, Cost of Revenue and Gross Margin

     Revenue is derived primarily through the sale of software licenses and related software and consulting services. Service revenue includes fees charged for AdBureau, our outsourced advertising management service, training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as payroll, royalties, amortization of developed technology intangible asset, benefits and allocated overhead of our support and consulting groups.

     Product revenue decreased from $8.5 million in the three months ended October 31, 2000 to $1.0 million in the three months ended October 31, 2001, an 88% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our AdManager software and to a lesser extent, decreases in license revenue for our ProfileServer and ContentServer products. In the three months ended October 31, 2000 we recorded approximately $4.5 million of product revenue from an AdManager source code sale. Service revenue increased from $4.9 million in the three months ended October 31, 2000 to $5.6 million in the three months ended October 31, 2001, a 16% increase. The increase in service revenue is the direct result of our September 2000 acquisition of MediaBridge.

     Product gross margin decreased from 91% in the three months ended October 31, 2000 to (30%) in the three months ended October 31, 2001. The decrease in product gross margin is due to an increase in non-cash amortization of developed technology resulting from the MediaBridge acquisition and the significant decline in high margin product revenue. Product revenue represented $8.5 million or 64% of total revenue in the three months ended October 31, 2000 as compared to $1.0 million or 15% of total revenue in the three months ended October 31, 2001.

     Services gross margin increased from (10%) in the three months ended October 31, 2000 to 15% in the three months ended October 31, 2001. The improvement in services gross margin is due to better utilization of our service and support staff in the three months ended October 31, 2001 as compared to the three months ended October 31, 2000 and reduced expenses in the three months ended October 31, 2001 as compared to the three months ended October 31, 2000 due to headcount reductions.

     Sales to one customer accounted for 33% of our total revenue for the three months ended October 31, 2000. Sales to one customer accounted for 12% of our total revenue for the three months ended October 31, 2001. Our customer base consists of geographically diverse customers across many industries.

     We anticipate that revenue may increase over the next two to three quarters due primarily to expected license sales increases of our ContentServer software. If license revenue increases as expected, our gross margin should increase as well due to higher gross margin associated with license revenue.

     Operating Expenses

     In-Process Research and Development. In-process research and development expense was $700,000 for the three months ended October 31, 2000, resulting from the MediaBridge acquisition.

     Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses decreased from $2.5 million in the three months ended October 31, 2000 to $2.4 million in the three months ended October 31, 2001, a 5% decrease. This decrease was primarily due to savings related to restructuring activities in the three months ended October 31, 2001, offset by the inclusion of the MediaBridge results in the full three-month period ended October 31, 2001. Our research and development staff decreased 40% from October 31, 2000 to October 31, 2001. Research and development expenses were 19% of revenue for the three months ended October 31, 2000 compared to 36% of revenue for the three months ended October 31, 2001.

     Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses decreased from $15.3 million in the three months ended October 31, 2000 to $3.3 million in the three months ended October 31, 2001, a 79% decrease. The decrease in costs was primarily due to reductions in travel and consulting expenses resulting from cost control measures and a general reduction in our size during the second half of the three months ended October 31, 2001, as well as a decrease in advertising and trade show expenses, offset by our acquisition of MediaBridge. Overall, our sales and marketing staff decreased 72% from October 31, 2000 to October 31, 2001. Sales and marketing expenses were 114% of revenue for three months ended October 31, 2000 compared to 49% of revenue for the three months ended October 31, 2001.

     General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, facility and related costs and depreciation expense. General and administrative expenses decreased from $4.5 million in the three months ended October 31, 2000 to $2.6 million in the three months ended October 31, 2001, a 42% decrease. The decrease in costs was primarily due to decreases in payroll and related costs. Overall, our general and administrative staff decreased 63% from October 31, 2000 to October 31, 2001. General and administrative costs were 34% of revenue for the three months ended October 31, 2000 compared to 40% of revenue for the three months ended October 31, 2001. This increase is the direct result of the decrease in revenue in the three months ended October 31, 2001 as compared to the three months ended October 31, 2000.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles decreased from $10.7 million in the three months ended October 31, 2000 to $5.9 million in the three months ended October 31, 2001, a 45% decrease. The decrease was due a decrease in the amount of goodwill and other intangibles to be amortized in the three months ended October 31, 2001 as compared to the three months ended October 31, 2000. In the quarter ended July 31, 2001, we recorded a $109.0 million impairment charge which reduced the goodwill and other intangible asset base that needed to be amortized in the three months ended October 31, 2001.

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

     Restructuring Costs. Restructuring expense increased from $859,000 in the three months ended October 31, 2000 to $975,000 in the three months ended October 31, 2001, a 14% increase. During the three months ended October 31, 2000 and 2001, restructuring expense within continuing operations consisted of severance and related costs.

     Stock Compensation. Stock compensation expense increased from $355,000 in the three months ended October 31, 2000 to $362,000 in the three months ended October 31, 2001, a 2% increase. Substantially all of the increase relates to amortization of deferred compensation related to stock options issued in our acquisition of MediaBridge.

     Other Income (Expense)

     Interest Income. Interest income decreased from $1.9 million in the three months ended October 31, 2000 to $243,000 in the three months ended October 31, 2001, an 87% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2001 compared to fiscal 2000 as well as a significant reduction in the rate of return on those investments.

     Interest Expense. Interest expense increased from $27,000 in the three months ended October 31, 2000 to $406,000 in the three months ended October 31, 2001, a 1,404% increase. The increase in interest expense was the direct result of converting $42.7 million of amounts we owed to CMGI into debt in October 2001 and related interest on that debt for the month of October 2001.

     Minority Interest. Minority interest decreased from $343,000 for the three months ended October 31, 2000 to $93,000 for the three months ended October 31, 2001, a 73% decrease. Minority interest reflects the minority shareholders' share of the losses of Engage Japan, Inc.

     Other Income (Expense), Net. Other income (expense), net increased from $(42,000) for the three months ended October 31, 2000 to $161,000 for the three months ended October 31, 2001, a 483% decrease. The change in other income (expense), net was primarily due to foreign currency gains related to several of our European subsidiaries.

     Discontinued Operations

     Loss From Discontinued Operations. Loss from discontinued operations was $148.2 million in the three months ended October 31, 2000. Loss on discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of a decision made in September 2001 to exit the Media segment. The loss from discontinued operations relates principally to our acquisition of AdKnowledge and Flycast, and to a lesser extent, the net loss for I/PRO in the three months ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased from $33.3 million at July 31, 2001 to $30.0 million at October 31, 2001. Net cash used in operating activities was $10.6 million for the three months ended October 31, 2001. Cash used in operating activities resulted primarily from net losses and a decrease in accrued expenses, which was partially offset by decreases in accounts receivable and prepaid expenses and an increase in amounts due to CMGI and affiliates. Net cash used for investing activities was $282,000 for the three months ended October 31, 2001. Net cash provided by financing activities was $7.9 million and consisted primarily of the proceeds of the $8.0 million CMGI borrowing.

     As of October 31, 2001, we had $30.0 million of cash and cash equivalents. We anticipate that expenses will decrease modestly during the next three quarters due to continued cost control measures.

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note plus accrued interest is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us in our fiscal year 2002 subsequent to October 1, 2001 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The principal and/or interest of the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $1.4 million as of October 31, 2001.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of the fiscal year ending July 31, 2002. As of October 31, 2001, we owe CMGI $52.1 million which will become due and payable on demand on or after August 1, 2002. As a result, if CMGI demands repayment of such amount owed, we will need to obtain additional financing prior to August 1, 2002 or renegotiate amounts owed to CMGI so that repayment is extended beyond August 1, 2002. If additional funds are raised through the issuance of equity or convertible debt securities, or if CMGI elects to convert our debt into our common shares, the percentage ownership of our stockholders will be reduced and our stockholders will experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of October 31, 2001, we had subsidiaries in Europe and a subsidiary in Japan. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on From 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects:

    - that we anticipate that revenue may increase over the next two to three quarters due primarily to expected sales increase of ContentServer software;

    - that if license revenue increases as expected, our gross margin will increase;

    - that impairment factors evaluated by management may change resulting in material impairment charges in future periods;

    - that we anticipate expenses will decrease during the next three quarters; and

    - that we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of the fiscal year ending July 31, 2002.

     We caution investors that there are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set in our Annual Report on Form 10-K filed with the SEC on October 29, 2001 in the section titled "Factors that May Affect Future Results and Market Price of Stock," and the risks discussed in our other filings with the SEC and elsewhere throughout this report. We do not intend to update any forward-looking statements after the date of this Form 10-Q except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, debt to CMGI and notes payable, approximate fair value because of the short maturity of these instruments.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. If we expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note plus accrued interest is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets. No person acted as an underwriter with respect to the transaction. We relied on
Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets. No person acted as an underwriter with respect to the transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us in our fiscal year 2002 subsequent to October 1, 2001 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The principal and/or interest of the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $1.4 million as of October 31, 2001. No person acted as an underwriter with respect to the transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1 Secured Convertible Demand Promissory Note, dated October 4, 2001, issued to CMGI, Inc., in the principal amount of $8,000,000.

     4.2 Secured Convertible Demand Promissory Note, dated October 4, 2001, issued to CMGI, Inc., for any monthly intercompany debt incurred by the Company from October 2001 to July 2002.

     4.3 Secured Demand Promissory Note, dated September 30, 2001, issued to CMGI, Inc., in the principal amount of $42,700,000.

    10.1   Letter from the Company to Anthony Nuzzo, dated September 24, 2001.

    10.2 Letter from Frank Campanella on behalf of the Compensation Committee to Anthony Nuzzo, dated September 10, 2001.

    10.3 Security Agreement by and between the Company and CMGI, Inc., dated as of October 4, 2001.

    10.4 Waiver and Release by and between the Company and CMGI, Inc., dated October 4, 2001.

    10.5 Form of Indemnification Agreement entered into by and between the Company and each of Anthony Nuzzo, Christopher Evans, Edward Bennett and Frank Campanella, dated August 20, 2001.

(b)  Reports on Form 8-K

     On August 21, 2001 we filed a report on Form 8-K announcing (i) our revenue for the quarter ended July 31, 2001 was expected to be below our previously announced expectations, (ii) that CMGI did not renew or extend its $50 million conditional financing commitment to us and (iii) that we would further reduce our workforce and would shift our emphasis to content management software for multichannel marketing.

     On September 28, 2001 we filed a report on Form 8-K announcing that two of the three independent members of our Board of Directors had resigned.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on December 14, 2001.


                           By: /s/ Christopher M. Cuddy
                               ------------------------------------------------
                               Christopher M. Cuddy
                               Chief Executive Officer, President and Director (Principal Executive Officer)

                           By: /s/ Robert W. Bartlett
                               ------------------------------------------------
                               Robert W. Bartlett
                               Executive V.P., Chief Financial Officer and
                               Treasurer (Principal Accounting and Financial Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT

    4.1      Secured Convertible Demand Promissory Note, dated October 4, 2001, issued to CMGI, Inc., in the principal amount of $8,000,000.

    4.2      Secured Convertible Demand Promissory Note, dated October 4, 2001, issued to CMGI, Inc., for any monthly intercompany debt incurred by the Company from October 2001 to July 2002.

    4.3      Secured Demand Promissory Note, dated September 30, 2001, issued to CMGI, Inc., in the principal amount of $42,700,000.

   10.1      Letter from the Company to Anthony Nuzzo, dated September 24, 2001.

   10.2      Letter from Frank Campanella on behalf of the Compensation
               Committee to Anthony Nuzzo, dated September 10, 2001.

   10.3      Security Agreement by and between the Company and CMGI, Inc., dated as of October 4, 2001.

   10.4      Waiver and Release by and between the Company and CMGI, Inc., dated October 4, 2001.

   10.5      Form of Indemnification Agreement entered into by and between the
               Company and each of Anthony Nuzzo, Christopher Evans, Edward Bennett and Frank Campanella, dated August 20, 2001.