Form 10-Q
period 2002-01-31
ENGAGE INC
filed 2002-03-18
CIK 1084573

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ____

                        --------------------------------

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock as of March 12, 2002 was 196,638,636.


================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2002

                                      INDEX
                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

a)        Consolidated Balance Sheets as of July 31, 2001 and
          January 31, 2002 (unaudited).................................      3

b)        Consolidated Statements of Operations (unaudited) for the
          three and six months ended January 31, 2001 and 2002.........      4

c)        Consolidated Statements of Cash Flows (unaudited) for the
          six months ended January 31, 2001 and 2002...................      5

d)        Notes to Interim Consolidated Financial Statements...........      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...     21

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................     22

Item 2.   Changes in Securities and Use of Proceeds....................     22

Item 6.   Exhibits and Reports on Form 8-K.............................     22

SIGNATURES

EXHIBIT INDEX

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                 JULY 31,    JANUARY 31,
                                                                                                  2001         2002
                                                                                                ---------    ----------
                                                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................................................    $    33,261   $    24,301
  Accounts receivable, less allowance for doubtful accounts of $1,782 and $1,394 at
    July 31, 2001 and January 31, 2002, respectively......................................          8,357         4,628
  Prepaid expenses........................................................................          1,221         1,681
  Current assets of discontinued operations...............................................         13,016         2,349
                                                                                              -----------   -----------
    Total current assets..................................................................         55,855        32,959
                                                                                              -----------   -----------

Property and equipment, net...............................................................          7,094         5,580
Intangible assets, net of accumulated amortization of $83,180 and $97,829 at
  July 31, 2001 and January 31, 2002, respectively........................................         61,389        46,740
Other assets..............................................................................          7,258           673
Non-current assets of discontinued operations.............................................          1,241           556
                                                                                              -----------   -----------
    Total assets..........................................................................    $   132,837   $    86,508
                                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligation under capital lease.......................................    $     2,806   $       663
  Current portion of long-term debt.......................................................          1,693             4
  Debt to CMGI............................................................................             --        56,266
  Accounts payable........................................................................          5,903         2,243
  Due to CMGI affiliates..................................................................          1,699         3,293
  Accrued expenses........................................................................         38,396        11,452
  Deferred revenue........................................................................          6,365         2,889
                                                                                              -----------   -----------
    Total current liabilities.............................................................         56,862        76,810
                                                                                              -----------   -----------
Due to CMGI...............................................................................         39,821            --
Deferred revenue..........................................................................             24            --
Obligation under capital lease,net of current portion.....................................            759           219
Long-term debt, net of current portion....................................................            266            --
Other long-term liabilities...............................................................            396           390
                                                                                              -----------   -----------
    Total liabilities.....................................................................         98,128        77,419
                                                                                              -----------   -----------

Minority interest.........................................................................          6,755            --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized, 0 shares issued and
    outstanding at July 31, 2001 and January 31, 2002, respectively.......................             --            --
  Common stock, $.01 par value, 350,000 shares authorized, 196,539 and 196,438 shares
    issued and outstanding at July 31, 2001 and January 31, 2002, respectively............          1,965         1,964
  Additional paid-in capital..............................................................      3,774,494     3,713,442
  Deferred compensation...................................................................         (4,337)       (1,832)
  Accumulated other comprehensive income..................................................            558           947
  Accumulated deficit.....................................................................     (3,744,726)   (3,705,432)
                                                                                              -----------   -----------
    Total stockholders' equity............................................................         27,954         9,089
                                                                                              -----------   -----------
    Total liabilities and stockholders' equity............................................    $   132,837   $    86,508
                                                                                              ===========   ===========

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2002
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JANUARY 31,                 JANUARY 31,
                                                                 --------------------------   -----------------------
                                                                     2001         2002          2001          2002
                                                                 -----------   ------------   ----------   ----------
Revenue:
     Product revenue...........................................  $    1,379    $     2,340    $   9,083    $    3,326
     Product revenue, related parties..........................         740             --        1,560            26
     Services and support revenue..............................       5,745          3,570       10,438         8,950
     Services and support revenue, related parties.............         444            165          637           431
                                                                 ----------    -----------     --------    ----------
       Total revenue...........................................       8,308          6,075       21,718        12,733
                                                                 ----------    -----------     --------    ----------

Cost of revenue:
     Cost of product revenue...................................          68             60           93           (82)
     Cost of services and support revenue......................       5,757          3,509       11,127         8,330
     Amortization of developed technology......................       1,458          1,459        2,242         2,917
                                                                 ----------    -----------    ---------    ----------
       Total cost of revenue...................................       7,283          5,028       13,462        11,165
                                                                 ----------    -----------    ---------    ----------

         Gross profit..........................................       1,025          1,047        8,256         1,568
                                                                 ----------    -----------    ---------    ----------
Operating expenses:
     In-process research and development.......................          --             --          700            --
     Research and development..................................       3,008          1,883        5,544         4,302
     Selling and marketing.....................................      12,849          2,890       28,193         6,154
     General and administrative................................       6,081          2,137       10,616         4,773
     Amortization and impairment of goodwill and other
       intangibles.............................................      18,680          5,866       29,404        11,732
     Restructuring costs.......................................         857             --        1,716           975
     Stock compensation........................................         475            294          830           656
                                                                 ----------    -----------    ---------    ----------

         Total operating expenses..............................      41,950         13,070       77,003        28,592
                                                                 ----------    -----------    ---------    ----------

           Operating loss......................................     (40,925)       (12,023)     (68,747)      (27,024)

Other income (expense):
     Interest income...........................................       1,572            137        3,469           380
     Interest expense..........................................          (2)        (1,042)         (29)       (1,448)
     Minority interest.........................................         311             16          654           109
     Other income (expense), net...............................      (1,608)          (289)      (1,650)         (128)
                                                                 ----------    -----------    ---------    ----------

           Loss from continuing operations.....................     (40,652)       (13,201)     (66,303)      (28,111)
                                                                 ----------    -----------    ---------    ----------

Loss from discontinued operations..............................    (654,911)            --     (803,077)           --
                                                                 ----------    -----------    ---------    ----------

Net loss.......................................................  $ (695,563)   $   (13,201)   $(869,380)   $  (28,111)
                                                                 ==========    ===========    =========    ==========

Basic and diluted loss per share data:
Continuing operations..........................................  $    (0.21)   $     (0.07)   $   (0.34)   $    (0.14)
Discontinued operations........................................       (3.32)            --        (4.17)           --
                                                                 ----------    -----------    ---------    ----------
Basic and diluted net loss per share...........................  $    (3.53)   $     (0.07)   $   (4.51)   $    (0.14)
                                                                 ==========    ===========    =========    ==========
Weighted average number of basic and diluted shares                 196,774        196,574      192,756       196,595
   outstanding.................................................  ==========    ===========    =========    ==========



      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2002
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                        2001               2002
                                                                                     -----------        ----------
Cash flows from operating activities:
     Net loss................................................................        $ (869,380)        $ (28,111)
     Loss from discontinued operations.......................................          (803,077)               --
                                                                                     ----------         ---------
     Loss from continuing operations.........................................           (66,303)          (28,111)

     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization.......................................            30,715            16,405
         Provision for bad debts.............................................             2,131                13
         Stock compensation..................................................               830               656
         Amortization of discount on available-for-sale securities...........                (6)               --
         Impairment loss on equity investments...............................             2,000                --
         Loss on disposal of property and equipment..........................                --               311
         Minority interest...................................................            (1,135)             (109)
         In-process research and development.................................               700                --
         Changes in operating assets and liabilities, net of impact of acquisitions:
              Accounts receivable............................................            14,427             3,716
              Prepaid expenses and other assets..............................            (3,175)            5,934
              Due to CMGI and affiliates.....................................             8,190             7,253
              Accounts payable...............................................           (23,235)           (4,752)
              Accrued expenses...............................................            13,182           (22,720)
              Deferred revenue...............................................              (212)           (3,499)
                                                                                     ----------         ---------
                  Net cash used for continuing operations....................           (21,891)          (24,903)
                  Net cash provided by (used for) discontinued operations....           (36,547)           11,351
                                                                                     ----------         ---------
                  Net cash used for operating activities.....................           (58,438)          (13,552)
                                                                                     ----------         ---------
Cash flows from investing activities:
     Proceeds from redemption of available-for-sale securities...............            16,400                --
     Net cash acquired on acquisition of subsidiaries........................             2,706                --
     Purchases of property and equipment.....................................            (6,050)             (352)
                                                                                     ----------         ---------
                  Net cash provided by (used for) investing activities.......            13,056              (352)
                                                                                     ----------         ---------
Cash flows from financing activities:
     Net change in debt to CMGI..............................................                --             8,000
     Proceeds from issuance of common stock, net of issuance costs and
       repurchases...........................................................             5,529                47
     Repayment of capital lease obligations..................................            (2,211)           (2,401)
     Repayment of long-term debt.............................................            (1,042)           (1,046)
                                                                                     ----------         ---------
                  Net cash provided by financing activities..................             2,276             4,600
                                                                                     ----------         ---------

Effect of exchange rate changes on cash and cash equivalents.................               369               344
                                                                                     ----------         ---------

Net decrease in cash and cash equivalents....................................           (42,737)           (8,960)

Cash and cash equivalents, beginning of period ..............................           119,809            33,261
                                                                                     ----------         ---------
Cash and cash equivalents, end of period.....................................        $   77,072         $  24,301
                                                                                     ==========         =========
Supplemental disclosures of cash flow information:
        Cash paid for interest...............................................        $       27         $      64
                                                                                     ==========         =========

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2001 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 2001. The results for the three and six-month periods ended January 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     Effective August 1, 1998, we adopted the provisions of SOP 97-2, Software Revenue Recognition. Revenue from software product licenses is generally recognized when (i) a signed noncancelable software license or purchase order exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and
(iv) collectibility is probable.

     For multiple element arrangements involving our software, services and support elements, we recognize revenue in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. Revenue from agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method with labor hours used as a measure of progress towards completion. For license arrangements involving significant customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

     We recognize revenue from periodic subscriptions ratably over the subscription term, typically twelve months. We recognize revenue from usage-based subscriptions monthly based on actual usage.

     Our service and support revenue includes revenue from software maintenance and other professional services, primarily from consulting, implementation and training. We defer revenue from software maintenance and recognize it ratably over the term of each maintenance agreement, which is typically twelve months. We recognize revenue from professional services as the services are performed.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

     Discontinued Operations

     In April 2001, we announced the sale of certain assets of our wholly-owned subsidiary, Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. Our media operations ceased in October 2001. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and non-current assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. No material liabilities associated with discontinued operations were assumed by a third party. Revenue from discontinued operations for the three and six months ended January 31, 2001 was $19.8 million and $47.4 million, respectively. Loss from discontinued operations for the three and six months ended January 31, 2001 was $654.9 million and $803.1 million, respectively.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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


                                                                      JULY 31,    JANUARY 31,
                                                                        2001         2002
                                                                     ----------   ----------
                                                                          (IN THOUSANDS)

Accounts receivable, net of allowance for doubtful accounts........  $   12,008    $  1,623
Other current assets...............................................       1,008         726
                                                                     ----------    --------
          Total current assets of discontinued operations..........  $   13,016    $  2,349
                                                                     ==========    ========

     Non-current assets of discontinued operations consists of the following:


                                                                       JULY 31,    JANUARY 31,
                                                                        2001          2002
                                                                     ----------    ----------
                                                                          (IN THOUSANDS)
Property and equipment, net of accumulated depreciation and
 amortization......................................................  $      701    $     386
Other assets.......................................................         540          170
                                                                     ----------    ---------
         Total non-current assets of discontinued operations.......  $    1,241    $     556
                                                                     ==========    =========

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

     At January 31, 2002, we had outstanding stock options to purchase 10,895,789 shares of common stock at a weighted average exercise price of $5.47 that could potentially dilute earnings per share, including 2,367,166 stock options at a weighted average exercise price of $0.17 that were in-the-money. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented. (See Note G).

C.   DIVIDEND TO CMGI

     In April 2000, we completed our acquisition of Adsmart Corporation ("Adsmart"), a majority-owned subsidiary of CMGI, and Flycast Communications Corporation ("Flycast"), a wholly-owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000 (the "Merger Agreement"). Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unexercised CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the six months ended January 31, 2002 is as follows:

                                                                  (IN THOUSANDS)

Net cumulative dividend to CMGI recorded as of July 31, 2001..... $  2,005,138
Value of Engage common shares due from CMGI for option
 cancellations for the period August 1, 2001 through
 January 31, 2002................................................      (67,404)
Cash consideration for exercise price of CMGI stock options
 exercised from August 1, 2001 through January 31, 2002..........           (1)
                                                                  ------------
     Cumulative net dividend to CMGI as of January 31, 2002...... $  1,937,733
                                                                  ============

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

D.   COMPREHENSIVE LOSS

     The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:


                                                            THREE MONTHS ENDED JANUARY 31,     SIX MONTHS ENDED JANUARY 31,
                                                            ------------------------------   ------------------------------
                                                               2001              2002            2001              2002
                                                            ----------        ---------      ----------         ----------
                                                                                   (IN THOUSANDS)
Net loss................................................    $(695,563)        $ (13,201)     $ (869,380)        $  (28,111)
Foreign currency adjustments............................         (307)              513            (182)               399
Net unrealized holding gain arising during the period...           --                35              34                (10)
                                                            ---------         ---------      ----------         ----------
     Comprehensive loss.................................    $(695,870)        $ (12,653)     $ (869,528)        $  (27,722)
                                                            =========         =========      ==========         ==========

E.   NON-CASH TRANSACTIONS

     During both the six months ended January 31, 2001 and 2002, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $2,829,000 and $507,000 in both deferred compensation and additional paid-in capital in the six months ended January 31, 2001 and 2002, respectively.

     During the six months ended January 31, 2001, Engage acquired MediaBridge through the issuance of shares of Engage common stock.

     During the six months ended January 31, 2001 and 2002, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of shares of Engage common stock previously issued to CMGI as part of our acquisition of Flycast. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $98.8 million and $67.4 million in the six months ended January 31, 2001 and 2002, respectively.

     During the six months ended January 31, 2002, approximately $48.3 million in amounts payable to CMGI were formally converted to secured debt to CMGI (see Note G).

     During the six months ended January 31, 2002, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of one million shares of our common stock to Sumitomo Corporation, the minority stockholder in Engage Japan, Inc. Additionally, we began actions to close Engage Japan, Inc. Accordingly, we have converted the minority interest of Engage Japan to additional paid-in capital due to the subsidiary's net deficit position and the resulting determination that there are no additional liabilities to minority shareholders.

F.   STOCK COMPENSATION

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:


                                                         THREE MONTHS ENDED JANUARY 31,    SIX MONTHS ENDED JANUARY 31,
                                                         ------------------------------   -----------------------------
                                                              2001             2002          2001              2002
                                                           ----------        -------      ----------         ----------
                                                                                   (IN THOUSANDS)
Cost of revenue..........................................  $      128        $    94      $      215         $      205
Research and development.................................         104             91             169                194
Selling and marketing....................................          72             97             239                227
General and administrative...............................         171             12             207                 30
                                                           ----------        -------        --------           --------
   Total                                                   $      475        $   294       $     830          $     656
                                                           ==========        =======       =========          =========

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal and interest will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The principal and/or interest on the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $5.6 million as of January 31, 2002.

     In February 2002, the terms of these notes were amended (see Note M).

H.   LEASES

     We have entered into noncancelable operating leases covering certain of our office facilities and equipment which expire through 2005. We also pay CMGI for office facilities used as our headquarters for which we are charged based upon an allocation of the total costs for the facilities at estimated market rates.

     We lease certain property and equipment directly from CMGI. Under the arrangements, CMGI negotiates the terms and conditions of the leases and obtains the assets to be leased. CMGI bears all liability for payment, and we are not financially obligated under the leases. We are charged the actual lease fees paid by CMGI, plus an additional administrative charge that approximates the fair value of the services received.

     Minimum annual rental commitments, including amounts due to CMGI, are as follows at January 31, 2002:

                                                                 OPERATING
                                                                   LEASES
                                                               --------------
                                                               (IN THOUSANDS)

2002 (remaining six months).................................      $ 2,490
2003........................................................        3,255
2004........................................................        2,910
2005........................................................        2,317
2006........................................................        1,887
Thereafter..................................................        2,133
                                                                  -------
                                                                  $14,992
                                                                  =======

I.   RELATED PARTY TRANSACTIONS

     We outsourced data center operations from companies in which CMGI has a significant ownership interest. Total cost of revenue, included within both continuing and discontinued operations, related to outsourcing from related parties for the three months ended January 31, 2001 and 2002 and the six months ended January 31, 2001 and 2002 was approximately $3.1 million, $(143,000), $6.3 million and $507,000, respectively.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     In March 2002, we settled all outstanding liabilities (including future lease costs that were included in our restructuring accrual and accrual for discontinued operations) with a CMGI subsidiary. As a result of the settlement prior to the release of these financial statements, we recognized a gain of approximately $1.1 million, of which approximately $98,000 is included as a reduction of cost of revenue in the three months ended January 31, 2002, and the remaining $1.0 million is included as a reduction in losses of discontinued operations that were accrued in July 2001.

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

     In the second fiscal quarter of fiscal 2001, we implemented a restructuring plan designed to further increase operational efficiencies and bring costs in line with revenue. The restructuring, which was approved by our Board of Directors on December 7, 2000, included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount, with the employee reduction completed prior to April 30, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we undertook plans to close various offices. In connection with the restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed.

     In the first fiscal quarter of fiscal 2002, we implemented a restructuring plan designed to reduce corporate overhead costs by reducing the size of the company's finance and marketing staffs, as well as several senior management positions. In addition, the plan included a reduction in the Company's research and development, operations and professional services groups. As a result, our total workforce was reduced by approximately 60 persons or approximately 22% of our worldwide headcount. The reduction in corporate overhead costs and research and development staffs reflected a decrease in staffing needs due to the closing of our Media segment during the first quarter of fiscal 2002. The reduction in our operations and professional services groups reflected a downsizing due to expectations about the continued weakness in demand for our products and services in the immediate future.

     The following table sets forth a summary of these restructuring costs and related charges (in thousands):


                                                          THREE MONTHS ENDED JANUARY 31,   SIX MONTHS ENDED JANUARY 31,
                                                          ------------------------------  -----------------------------
                                                               2001            2002          2001               2002
                                                           ------------    -----------    ----------         ----------
                                                                                   (IN THOUSANDS)
Severance and applicable payroll taxes...................  $      2,493    $       --     $    4,345         $      975
Write-off of fixed assets................................         6,820            --          7,316                 --
Accrual for future lease costs...........................         7,478            --          9,260                 --
                                                           ------------    ----------     ----------         ----------
   Total                                                   $     16,791    $       --     $   20,921         $      975
                                                           ============    ==========     ==========         ==========

     Included in the $4,130,000 restructuring charge incurred in the first fiscal quarter of fiscal 2001 are $3,633,000 of cash costs and $497,000 in non-cash related costs. Included in the $16,791,000 restructuring charge incurred in the second fiscal quarter of fiscal 2001 are $9,731,000 of cash costs and $7,060,000 in non-cash related costs. All charges incurred in the first fiscal quarter of fiscal 2002 were cash charges.

     Of the $4,130,000 of charges in the first quarter of fiscal 2001, $859,000 was included in continuing operations with the remaining $3,271,000 included in loss from discontinued operations. Of the $16,791,000 of charges in the second quarter of fiscal 2001, $857,000 was included in continuing operations with the remaining $15,934,000 included in loss from discontinued operations.

     As of January 31, 2002, approximately $30.7 million of all restructuring charges recorded during fiscal 2001 and the first quarter of fiscal 2002 have been paid or otherwise utilized and the remaining $1.2 million of unpaid costs are expected to be paid through June 2004.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

K.   INVESTMENT IN SUBSIDIARY

     In November 2001, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of 1 million shares of common stock valued at $250,000 to Sumitomo Corporation, the minority stockholder in Engage Japan, Inc. In conjunction with this transaction, we recorded a reclassification of $6.8 million from minority interest to additional paid-in capital to reflect the incremental change in ownership interest. In January 2002, we had substantially ceased the operations of Engage Japan, Inc. and had initiated our plan to liquidate our Japanese subsidiary. We anticipate that all operations will cease prior to April 30, 2002 and we do not anticipate incurring any significant costs associated with the closure. We intend to service the Jananese market through both our US and foreign subsidiaries.

L.   LEGAL PROCEEDINGS

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

     On February 26, 2002, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware in New Castle County naming Engage, each member of our Board of Directors, and CMGI, our majority stockholder, as defendants. The suit alleges that CMGI manipulated Engage to enter into transactions that unfairly favor CMGI and that CMGI and Engage's directors have breached their respective fiduciary duties to Engage and Engage's minority stockholders by: (i) approving and entering into certain secured convertible notes that Engage issued to CMGI in October 2001 (the "Notes") on terms that were unfair to Engage and Engage's minority stockholders; (ii) approving and recommending to Engage stockholders the approval of a proposal in Engage's Proxy Statement dated February 20, 2002 (the "Proxy Statement") relating to the potential issuance of our common stock in connection with conversion of the Notes; and (iii) approving and soliciting the approval of Engage stockholders of the proposals in the Proxy Statement relating to three proposed reverse stock splits of our common stock in order to avoid delisting from Nasdaq. The suit also alleges that certain disclosures in the Proxy Statement with respect to the foregoing proposals were materially misleading and incomplete.

     Plaintiffs seek injunctive relief with respect to the Notes and the proposed reverse stock splits, rescission of the issuance of the Notes and proposed reverse stock splits, disgorgement of alleged profits and benefits obtained by the defendants, rescissory and/or compensatory damages, reasonable attorneys' fees and expenses, and other unspecified damages. In addition, the plaintiffs also sought an injunction to prevent approval of the foregoing proposals at our Annual Meeting of Stockholders originally scheduled for March 15, 2002 (and later postponed until March 29, 2002). On February 28, 2002, the Delaware Court of Chancery denied plaintiffs' requests for a preliminary injunction hearing and permission to allow expedited discovery in the lawsuit prior to the Annual Meeting.

     We believe that the allegations are without merit, and we intend to vigorously defend against the lawsuit. As the litigation is in its initial stages, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

M.   SUBSEQUENT EVENT

     In February 2002, we restructured the terms of our debt to CMGI (see Note
G) to amend the manner in which interest is compounded and in which the related interest is convertible. Under the new agreements the interest on our $8.0 million secured convertible demand note and our $42.7 million secured promissory note is compounded and payable quarterly in arrears. Interest on our intercompany debt under the secured convertible promissory note is compounded monthly and payable quarterly in arrears.

     In March 2002, we settled all outstanding liabilities (including future lease costs that were included in our restructuring accrual and accrual for discontinued operations) with a CMGI subsidiary. As a result of the settlement prior to the release of these financial statements, we recognized a gain of approximately $1.1 million, of which approximately $98,000 is included as a reduction of cost of revenue in the three months ended January 31, 2002, and the remaining $1.0 million is included as a reduction in losses of discontinued operations that were accrued in July 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At January 31, 2002, we were an approximately 76% owned subsidiary of CMGI, Inc. We are a provider of content management software for multichannel marketing. Our solutions are used by marketers, publishers, printers, direct mailers, Web sites and agencies to improve the performance and efficiency of their marketing efforts across multiple forms of media. Our solutions combine workflow automation and digital asset management functions and enable delivery of the resulting marketing programs across both traditional and new media channels. Whether the final product is print advertising, catalogs, direct mail, circulars, Web site promotions, or online advertising, we believe our solutions streamline our customers' planning, management, and delivery of multichannel marketing programs and materials, improving brand consistency and reducing production costs. Our solutions support collaboration across workgroups including colleagues, clients, partners and vendors and are designed to integrate easily into an organization's overall business workflow allowing marketing to share plans, schedules, costs and historical product and campaign performance with finance, planning, accounting, and merchandising.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill impairments, contingencies, and restructuring costs. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. Additionally, we consider revenue recognition to be a critical accounting policy.

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a significant customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

     We will perform goodwill impairment tests as a result of management's ongoing business review and impairment analysis performed under our existing policy regarding impairment of long-lived assets. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

     The accrual of restructuring costs is based on our assessment of costs that will be incurred to complete planned restructuring activities. Accruals are made at the time the plan is approved, with additional assessments made on a quarterly basis to determine if the accrual is properly stated based upon current facts. Any adjustments to restructuring accruals are made when facts indicate that costs will be either more or less than previously estimated.

     Effective August 1, 1998, we adopted the provisions of SOP 97-2, Software Revenue Recognition. Revenue from software product licenses is generally recognized when (i) a signed noncancelable software license or purchase order exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and
(iv) collectibility is probable.

     For multiple element arrangements involving our software, services and support elements, we recognize revenue in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, when vendor-specific objective evidence of fair value does not exist for the delivered element. As required by SOP 98-9, under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized. Revenue from agreements that require significant customizations and modifications to the software product is deferred and recognized using the percentage of completion method with labor hours used as a measure of progress towards completion. For license arrangements involving significant customizations for which the amount of customization effort cannot be reasonably estimated or when license arrangements provide for customer acceptance, we recognize revenue under the completed contract method of accounting.

     We recognize revenue from periodic subscriptions ratably over the subscription term, typically twelve months. We recognize revenue from usage-based subscriptions monthly based on actual usage.

     Our service and support revenue includes revenue from software maintenance and other professional services, primarily from consulting, implementation and training. We defer revenue from software maintenance and recognize it ratably over the term of each maintenance agreement, which is typically twelve months. We recognize revenue from professional services as the services are performed.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2002

     Revenue, Cost of Revenue and Gross Margin

     Revenue is derived primarily through the sale of software licenses and related software and consulting services. Service revenue includes fees charged for AdBureau, our outsourced advertising management service, as well as training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as payroll, royalties, amortization of developed technology intangible asset, benefits and allocated overhead of our support and consulting groups.

     Product revenue increased from $2.1 million in the three months ended January 31, 2001 to $2.3 million in the three months ended January 31, 2002, a 10% increase. The increase in product revenue was due primarily to an increase in license revenue related to our AdManager and ContentServer products, partially offset by a decrease in license revenue for our ProfileServer product. Service revenue decreased from $6.2 million in the three months ended January 31, 2001 to $3.7 million in the three months ended January 31, 2002, a 40% decrease. During the quarter ended January 31, 2001 we recognized service revenue from two significant consulting projects. These projects were not fully replaced with similar projects for the quarter ended January 31, 2002, resulting in the decline in service revenue quarter over quarter.

     Product gross margin increased from 28% in the three months ended January 31, 2001 to 35% in the three months ended January 31, 2002. The increase in product gross margin is due to increased product revenue, resulting in a larger revenue base to absorb relatively fixed product costs. Product revenue represented $2.1 million or 26% of total revenue in the three months ended January 31, 2001 as compared to $2.3 million or 39% of total revenue in the three months ended January 31, 2002.

     Services gross margin decreased from 7% in the three months ended January 31, 2001 to 6% in the three months ended January 31, 2002. The slight decrease in services gross margin is due to a decrease in services revenue in the three months ended January 31, 2002 as compared to the three months ended January 31, 2001, offset by reduced expenses in the three months ended January 31, 2002 as compared to the three months ended January 31, 2001 due to headcount reductions.

     We anticipate that revenue may increase over the next two to three quarters due primarily to expected license sales increases of our ContentServer software. If license revenue increases as expected, our gross margin should increase as well due to a higher gross margin associated with license revenue.

     Operating Expenses

     Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses decreased from $3.0 million in the three months ended January 31, 2001 to $1.9 million in the three months ended January 31, 2002, a 37% decrease. This decrease was primarily due to savings related to restructuring activities during the last three fiscal quarters of 2001 and the first fiscal quarter of 2002. Our research and development staff decreased 30% from January 31, 2001 to January 31, 2002. Research and development expenses were 36% of revenue for the three months ended January 31, 2001 compared to 31% of revenue for the three months ended January 31, 2002.

     Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses decreased from $12.8 million in the three months ended January 31, 2001 to $2.9 million in the three months ended January 31, 2002, a 78% decrease. This decrease was primarily due to savings related to restructuring activities during the last three fiscal quarters of 2001 and the first fiscal quarter of 2002. Overall, our sales and marketing staff decreased 66% from January 31, 2001 to January 31, 2002. Sales and marketing expenses were 155% of revenue for three months ended January 31, 2001 compared to 48% of revenue for the three months ended January 31, 2002.

     General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, bad debt, facility and related costs and depreciation expense. General and administrative expenses decreased from $6.1 million in the three months ended January 31, 2001 to $2.1 million in the three months ended January 31, 2002, a 65% decrease. The decrease in costs was primarily due to decreases in payroll and related costs, as well as a decrease in bad debt expense in the quarter ended January 31, 2002. Overall, our general and administrative staff decreased 61% from January 31, 2001 to January 31, 2002. General and administrative costs were 73% of revenue for the three months ended January 31, 2001 compared to 35% of revenue for the three months ended January 31, 2002. This decrease is primarily due to the significant decrease in expenses in the three months ended January 31, 2002 as compared to the three months ended January 31, 2001.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles decreased from $18.7 million in the three months ended January 31, 2001 to $5.9 million in the three months ended January 31, 2002, a 69% decrease. The decrease was due to a decrease in the amount of goodwill and other intangibles to be amortized in the three months ended January 31, 2002 as compared to the three months ended January 31, 2001. In the quarter ended July 31, 2001, we recorded a $109.0 million impairment charge which reduced the goodwill and other intangible asset base that needed to be amortized in the three months ended January 31, 2002.

     We record impairment charges as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their estimated fair value. Management estimates fair value of goodwill and certain other intangible assets based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to us. The market price multiples are selected and applied to us based on the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies.

     Restructuring Costs. Restructuring expense was $857,000 in the three months ended January 31, 2001, consisting of severance and related costs as well as future lease and related costs associated with the closing of one office location.

     Stock Compensation. Stock compensation expense decreased from $475,000 in the three months ended January 31, 2001 to $294,000 in the three months ended January 31, 2002, a 38% decrease. The decrease is related to the termination of employment of certain individuals for whom stock compensation costs were being incurred.

     Other Income (Expense)

     Interest Income. Interest income decreased from $1.6 million in the three months ended January 31, 2001 to $137,000 in the three months ended January 31, 2002, a 91% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2002 compared to fiscal 2001 as well as a significant reduction in the rate of return on those investments.

     Interest Expense. Interest expense increased from $2,000 in the three months ended January 31, 2001 to $1.0 million in the three months ended January 31, 2002. The increase in interest expense was the direct result of our converting all amounts we owed to CMGI into debt in October 2001 and related interest on that debt for the quarter ended January 31, 2002.

     Minority Interest. Minority interest decreased from $311,000 for the three months ended January 31, 2001 to $16,000 for the three months ended January 31, 2002, a 95% decrease. Minority interest reflects the minority shareholders' share of the losses of Engage Japan, Inc.

     Other Income (Expense), Net. Other income (expense), net decreased from an expense of $1.6 million for the three months ended January 31, 2001 to an expense of $289,000 for the three months ended January 31, 2002, an 82% decrease. The change in other income (expense), net was primarily due to losses incurred during the three months ended January 31, 2001 related primarily to an impairment write-down of an equity investment.

     Discontinued Operations

     Loss From Discontinued Operations. Loss from discontinued operations was $654.9 million in the three months ended January 31, 2001. Loss from discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of a decision made in September 2001 to exit the Media segment. The loss from discontinued operations relates principally to our acquisition of AdKnowledge and Flycast, and to a lesser extent, the net loss for I/PRO in the three months ended January 31, 2001.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2002

     Revenue, Cost of Revenue and Gross Margin

     Product revenue decreased from $10.6 million in the six months ended January 31, 2001 to $3.4 million in the six months ended January 31, 2002, a 69% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our AdManager software and to a lesser extent, decreases in license revenue for our ProfileServer and ContentServer products. In the six months ended January 31, 2001, we recorded approximately $4.5 million of product revenue from an AdManager source code sale. Service revenue decreased from $11.1 million in the six months ended January 31, 2001 to $9.4 million in the six months ended January 31, 2002, a 15% decrease. During the six months ended January 31, 2001 we recognized service revenue from two significant consulting projects. These projects were not fully replaced with similar projects for the six months ended January 31, 2002, resulting in the decline in service revenue from the six months ended January 31, 2001 versus the six months ended January 31, 2002.

     Product gross margin decreased from 78% in the six months ended January 31, 2001 to 15% in the six months ended January 31, 2002. The decrease in product gross margin is due to the significant decline in product revenue and the relatively fixed nature of amortization of developed technology. Product revenue represented $10.6 million or 49% of total revenue in the six months ended January 31, 2001 as compared to $3.4 million or 26% of total revenue in the six months ended January 31, 2002.

     Services gross margin increased from breakeven in the six months ended January 31, 2001 to 11% in the six months ended January 31, 2002. The improvement in services gross margin is due to better utilization of our service and support staff in the six months ended January 31, 2002 as compared to the six months ended January 31, 2001 and reduced expenses in the six months ended January 31, 2002 as compared to the six months ended January 31, 2001 due to headcount reductions.

     We anticipate that revenue may increase over the next two to three quarters due primarily to expected license sales increases of our ContentServer software. If license revenue increases as expected, our gross margin should increase as well due to higher gross margin associated with license revenue.

     Operating Expenses

     In-Process Research and Development. In-process research and development expense was $700,000 for the six months ended January 31, 2001, resulting from the MediaBridge acquisition in September 2001.

     Research and Development. Our research and development expenses decreased from $5.5 million in the six months ended January 31, 2001 to $4.3 million in the six months ended January 31, 2002, a 22% decrease. This decrease was primarily due to savings related to restructuring activities in the latter half of fiscal 2001 and the first quarter of fiscal 2002, offset by the inclusion of the MediaBridge results in the full six-month period ended January 31, 2002. Our research and development staff decreased 30% from January 31, 2001 to January 31, 2002. Research and development expenses were 26% of revenue for the six months ended January 31, 2001 compared to 34% of revenue for the six months ended January 31, 2002.

     Selling and Marketing. Selling and marketing expenses decreased from $28.2 million in the six months ended January 31, 2001 to $6.2 million in the six months ended January 31, 2002, a 78% decrease. The decrease in costs was primarily due to reductions in travel and consulting expenses resulting from cost control measures and a general reduction in our size during the second half of the six months ended January 31, 2002, as well as a decrease in advertising and trade show expenses, offset by increased costs resulting from our acquisition of MediaBridge. Overall, our sales and marketing staff decreased 66% from January 31, 2001 to January 31, 2002. Sales and marketing expenses were 130% of revenue for the six months ended January 31, 2001 compared to 48% of revenue for the six months ended January 31, 2002.

     General and Administrative. General and administrative expenses decreased from $10.6 million in the six months ended January 31, 2001 to $4.8 million in the six months ended January 31, 2002, a 55% decrease. The decrease in costs was primarily due to decreases in payroll and related costs, as well as a decrease in bad debt expense in the six months ended January 31, 2002. Overall, our general and administrative staff decreased 61% from January 31, 2001 to January 31, 2002. General and administrative costs were 49% of revenue for the six months ended January 31, 2001 compared to 37% of revenue for the six months ended January 31, 2002. This decrease is primarily due to the significant decrease in expenses in the six months ended January 31, 2002 as compared to the six months ended January 31, 2001.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles decreased from $29.4 million in the six months ended January 31, 2001 to $11.7 million in the six months ended January 31, 2002, a 60% decrease. The decrease was due to a decrease in the amount of goodwill and other intangibles to be amortized in the six months ended January 31, 2002 as compared to the six months ended January 31, 2001. In the quarter ended July 31, 2001, we recorded a $109.0 million impairment charge which reduced the goodwill and other intangible asset base that needed to be amortized in the six months ended January 31, 2002.

     Restructuring Costs. Restructuring expense decreased from $1.7 million in the six months ended January 31, 2001 to $975,000 in the six months ended January 31, 2002, a 43% decrease. During the six months ended January 31, 2001 and 2002, restructuring expense within continuing operations consisted of severance and related costs as well as future lease and related costs associated with the closing of one office location.

     Stock Compensation. Stock compensation expense decreased from $830,000 in the six months ended January 31, 2001 to $656,000 in the six months ended January 31, 2002, a 21% decrease. The decrease is related to the termination of employment of certain individuals for whom stock compensation costs were being incurred.

     Other Income (Expense)

     Interest Income. Interest income decreased from $3.5 million in the six months ended January 31, 2001 to $380,000 in the six months ended January 31, 2002, an 89% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2002 compared to fiscal 2001 as well as a significant reduction in the rate of return on those investments.

     Interest Expense. Interest expense increased from $29,000 in the six months ended January 31, 2001 to $1.4 million in the six months ended January 31, 2002, a 4,893% increase. The increase in interest expense was the direct result of converting all amounts we owed to CMGI into debt in October 2001 and related interest on that debt from October 2001 through January 2002.

     Minority Interest. Minority interest decreased from $654,000 for the six months ended January 31, 2001 to $109,000 for the six months ended January 31, 2002, an 83% decrease. Minority interest reflects the minority shareholders' share of the losses of Engage Japan, Inc.

     Other Income (Expense), Net. Other income (expense), net decreased from an expense of $1.7 million for the six months ended January 31, 2001 to an expense of $128,000 for the six months ended January 31, 2002, a 92% decrease. The change in other income (expense), net was related primarily to an impairment write-down of an equity investment.

     Discontinued Operations

     Loss From Discontinued Operations. Loss from discontinued operations was $803.1 million in the six months ended January 31, 2001. Loss from discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of a decision made in September 2001 to exit the Media segment. The loss from discontinued operations relates principally to our acquisition of AdKnowledge and Flycast, and to a lesser extent, the net loss for I/PRO in the six months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased from $33.3 million at July 31, 2001 to $24.3 million at January 31, 2002. Net cash used in operating activities was $13.6 million for the six months ended January 31, 2002. Cash used in operating activities resulted primarily from net losses and decreases in accounts payable and accrued expenses, which was partially offset by decreases in accounts receivable and prepaid expenses and an increase in amounts due to CMGI and affiliates. Net cash used for investing activities was $352,000 for the six months ended January 31, 2002. Net cash provided by financing activities was $4.6 million and consisted primarily of the proceeds of the $8.0 million CMGI borrowing, partially offset by repayments of capital leases and notes payable.

     We anticipate that operating expenses will decrease modestly during the next two quarters due to continued cost control measures. In addition, due to the settlement of several facility and equipment leases we would anticipate a decrease in our cash utilization as compared to the first six months of fiscal 2002.

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002. The note plus accrued interest is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. By written consent, dated February 28, 2002, CMGI, our majority stockholder, has approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets. The note is collateralized by substantially all of our assets.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets. Interest is compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is compounded monthly and payable in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. By written consent, dated February 28, 2002, CMGI, our majority stockholder, has approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $5.6 million as of January 31, 2002.

     In March 2002, we settled all outstanding liabilities (including future lease costs that were included in our restructuring accrual and accrual for discontinued operations) with a CMGI subsidiary. As a result of the settlement prior to the release of these financial statements, we recognized a gain of approximately $1.1 million, of which approximately $98,000 is included as a reduction of cost of revenue in the three months ended January 31, 2002, and the remaining $1.0 million is included as a reduction in losses from discontinued operations that were accrued in July 2001. The settlement requires us to make payments totaling $3.6 million in three installments during the remainder of fiscal 2002.

     The following summarizes anticipated cash requirements for operating leases and amounts due to CMGI and subsidiaries under the above notes and the aforementioned settlement during each of the fiscal years ended July 31:

                                                     CMGI DEBT
                                    OPERATING    REPAYMENT(a) AND
                                     LEASES    SUBSIDIARY SETTLEMENT    TOTAL
                                    ---------  ---------------------  --------
                                                  (IN THOUSANDS)

2002 (remaining six months)........ $ 2,490          $ 3,600          $  6,090
2003...............................   3,255           56,266            59,521
2004...............................   2,910               --             2,910
2005...............................   2,317               --             2,317
2006...............................   1,887               --             1,887
Thereafter.........................   2,133               --             2,133
                                    -------          -------          --------
                                    $14,992          $59,866          $ 74,858
                                    =======          =======          ========

(a) Amounts due to CMGI totaling $56.3 million are due on demand any time subsequent to August 1, 2002 or earlier upon the occurrence of an event of default.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of the fiscal year ending July 31, 2002. As of January 31, 2002, we owe CMGI $56.3 million which will become due and payable on demand on or after August 1, 2002. As a result, if CMGI demands repayment of such amount owed, we will need to obtain additional financing prior to August 1, 2002 or renegotiate amounts owed to CMGI so that repayment is extended beyond August 1, 2002. If additional funds are raised through the issuance of equity or convertible debt securities, or if CMGI elects to convert our debt into our common shares, the percentage ownership of our stockholders will be reduced and our stockholders will experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

     On February 14, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq provided us 90 calendar days, or until May 15, 2002, to regain compliance with this requirement or face delisting from trading on Nasdaq. If we are unable to regain compliance with this requirement, our common stock may be delisted from trading on the Nasdaq National Market. If our common stock was delisted, trading in our common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. By written consent, dated February 28, 2002, CMGI, our majority stockholder, has authorized our Board of Directors, in its sole discretion, to amend our charter to effect either a 1-for-5, 1-for-10 or 1-for-15 reverse stock split without any further approval or authorization required by our stockholders for the purpose of raising our stock price to regain compliance with Nasdaq's minimum bid price requirement. This action will become effective 20 days after we mail to our stockholders an information statement pursuant to the requirements of Rule
14c-2 of the Securities Exchange Act of 1934. After the action becomes effective, we intend to effect the split with a ratio that will most closely approximate a market value of $4.00 per share for our common stock. We cannot assure you, however, that the market price of our common stock immediately after a reverse stock split will be maintained for any period of time.
Moreover, there can be no assurance that the market price of our common stock after a reverse stock split will adjust to reflect the exchange ratio or that the market price following a reverse stock split will either exceed or remain in excess of the current market price. There can also be no assurance that we will be able to maintain the listing of our common stock on Nasdaq even if a reverse stock split results in a bid price for the our common stock that exceeds $1.00 per share.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of January 31, 2002, we had subsidiaries in Europe and a subsidiary in Japan. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations in the future.

     In January 2002, we had substantially ceased the operations of Engage Japan, Inc. and had initiated our plan to liquidate our Japanese subsidiary.

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

     - that we anticipate operating expenses will decrease modestly during the next two quarters;

     - that we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of the fiscal year ending
         July 31, 2002;

     -   that we anticipate a decrease in our cash utilization;

     - our belief that our solutions streamline our customers' planning, management and delivery of multi-channel marketing programs and materials thereby improving brand consistency and reducing production costs; and

     - that by effecting a reverse stock split we will be able to avoid delisting from Nasdaq.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On February 26, 2002, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware in New Castle County naming Engage, each member of our Board of Directors, and CMGI, our majority stockholder, as defendants. The suit alleges that CMGI manipulated Engage to enter into transactions that unfairly favor CMGI and that CMGI and Engage's directors have breached their respective fiduciary duties to Engage and Engage's minority stockholders by: (i) approving and entering into certain secured convertible notes that Engage issued to CMGI in October 2001 (the "Notes") on terms that were unfair to Engage and Engage's minority stockholders; (ii) approving and recommending to Engage stockholders the approval of a proposal in Engage's Proxy Statement dated February 20, 2002 (the "Proxy Statement") relating to the potential issuance of our common stock in connection with conversion of the Notes; and (iii) approving and soliciting the approval of Engage stockholders of the proposals in the Proxy Statement relating to three proposed reverse stock splits of our common stock in order to avoid delisting from Nasdaq. The suit also alleges that certain disclosures in the Proxy Statement with respect to the foregoing proposals were materially misleading and incomplete.

        Plaintiffs seek injunctive relief with respect to the Notes and the proposed reverse stock splits, rescission of the issuance of the Notes and proposed reverse stock splits, disgorgement of alleged profits and benefits obtained by the defendants, rescissory and/or compensatory damages, reasonable attorneys' fees and expenses, and other unspecified damages. In addition, the plaintiffs also sought an injunction to prevent approval of the foregoing proposals at our Annual Meeting of Stockholders originally scheduled for March 15, 2002 (and later postponed until March 29, 2002). On February 28, 2002, the Delaware Court of Chancery denied plaintiffs' requests for a preliminary injunction hearing and permission to allow expedited discovery in the lawsuit prior to the Annual Meeting.

        We believe that the allegations are without merit, and we intend to vigorously defend against the lawsuit. As the litigation is in its initial stages, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In November 2001, as consideration for increasing our percentage ownership interest in Engage Japan, Inc., we issued 1,000,000 shares of our common stock to Sumitomo Corporation. No underwriters were involved in the foregoing off and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        No exhibits to be filed

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended January 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on March 18, 2002.



                                             By:  /s/ Christopher M. Cuddy
                                                 -------------------------------
                                                 Christopher M. Cuddy
                                                 Chief  Executive  Officer,
                                                 President and Director
                                                 (Principal Executive Officer)



                                             By:  /s/ Robert W. Bartlett
                                                 -------------------------------
                                                 Robert W. Bartlett
                                                 Executive V.P., Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Accounting and
                                                 Financial Officer of the
                                                 Registrant)