Form 10-Q
period 2002-04-30
ENGAGE INC
filed 2002-06-14
CIK 1084573

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

Yes [X]    No [ ]

The number of shares outstanding of the registrant's Common Stock as of June 7, 2002 was 195,977,234.

================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2002

                                      INDEX


                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a)      Consolidated Balance Sheets as of July 31, 2001 and
          April 30, 2002 (unaudited)......................................    3

b)      Consolidated Statements of Operations (unaudited) for the three
          and nine months ended April 30, 2001 and 2002...................    4

c)      Consolidated Statements of Cash Flows (unaudited) for the nine
          months ended April 30, 2001 and 2002............................    5

d)      Notes to Interim Consolidated Financial Statements................    6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................   24

Item 4. Submission of Matters to a Vote of Security Holders...............   25

Item 6. Exhibits and Reports on Form 8-K..................................   26

SIGNATURES

EXHIBIT INDEX

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   JULY 31,         APRIL 30,
                                                                     2001             2002
                                                                  -----------      -----------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................     $    33,261      $    20,421
  Accounts receivable, less allowance for doubtful accounts
    of $1,782 and $1,237 at July 31, 2001 and April 30, 2002,
    respectively ............................................           8,357            5,363
  Prepaid expenses ..........................................           1,221            1,144
  Current assets of discontinued operations .................          13,016              791
                                                                  -----------      -----------
    Total current assets ....................................          55,855           27,719
                                                                  -----------      -----------

Property and equipment, net .................................           7,094            4,476
Intangible assets, net of accumulated amortization
  of $83,180 and $105,153 at July 31, 2001 and
  April 30, 2002, respectively ..............................          61,389           39,415
Other assets ................................................           7,258            1,286
Non-current assets of discontinued operations ...............           1,241              152
                                                                  -----------      -----------
    Total assets ............................................     $   132,837      $    73,048
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligation under capital lease .........     $     2,806      $       297
  Current portion of long-term debt .........................           1,693               --
  Debt to CMGI ..............................................              --           43,700
  Convertible debt to CMGI ..................................              --           16,664
  Accounts payable ..........................................           5,903            2,012
  Due to CMGI affiliates ....................................           1,699            1,157
  Accrued expenses ..........................................          38,396           13,765
  Deferred revenue ..........................................           6,365            2,800
                                                                  -----------      -----------
    Total current liabilities ...............................          56,862           79,395
                                                                  -----------      -----------

Due to CMGI .................................................          39,821               --
Deferred revenue ............................................              24               59
Obligation under capital lease, net of current portion ......             759               --
Long-term debt, net of current portion ......................             266               --
Other long-term liabilities .................................             396              482
                                                                  -----------      -----------
    Total liabilities .......................................          98,128           79,936
                                                                  -----------      -----------

Minority interest ...........................................           6,755               --

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 5,000 shares authorized,
    0 shares issued and outstanding at July 31, 2001 and
    April 30, 2002, respectively ............................              --               --
  Common stock, $.01 par value, 350,000 shares authorized,
    196,539 and 195,977 shares issued and outstanding at
    July 31, 2001 and April 30, 2002, respectively ..........           1,965            1,960
  Additional paid-in capital ................................       3,774,494        3,686,132
  Deferred compensation .....................................          (4,337)          (1,391)
  Accumulated other comprehensive income ....................             558               41
  Accumulated deficit .......................................      (3,744,726)      (3,693,630)
                                                                  -----------      -----------
    Total stockholders' equity (deficit) ....................          27,954           (6,888)
                                                                  -----------      -----------
    Total liabilities and stockholders' equity ..............     $   132,837      $    73,048
                                                                  ===========      ===========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2002
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            APRIL 30,                 APRIL 30,
                                                                     ----------------------    ----------------------
                                                                       2001         2002         2001          2002
                                                                     ---------    ---------    ---------    ---------
Revenue:
     Product revenue .............................................   $   3,539    $   1,759    $  12,622    $   5,085
     Product revenue, related parties ............................         863           --        2,423           26
     Services and support revenue ................................       8,106        3,462       18,909       12,501
     Services and support revenue, related parties ...............          65          125          337          467
                                                                     ---------    ---------    ---------    ---------
       Total revenue .............................................      12,573        5,346       34,291       18,079
                                                                     ---------    ---------    ---------    ---------

Cost of revenue:
     Cost of product revenue .....................................         103          297          196          215
     Cost of services and support revenue ........................       7,096        3,449       18,223       11,779
     Amortization of developed technology ........................       1,459        1,458        3,701        4,375
                                                                     ---------    ---------    ---------    ---------
       Total cost of revenue .....................................       8,658        5,204       22,120       16,369
                                                                     ---------    ---------    ---------    ---------

         Gross profit ............................................       3,915          142       12,171        1,710
                                                                     ---------    ---------    ---------    ---------

Operating expenses:
     In-process research and development .........................          --           --          700           --
     Research and development ....................................       3,302        2,049        8,846        6,351
     Selling and marketing .......................................       7,344        2,859       35,537        9,013
     General and administrative ..................................       5,307        3,967       15,923        8,740
     Amortization and impairment of goodwill and other
       intangibles ...............................................      18,963        5,866       48,367       17,598
     Restructuring costs, net ....................................         613         (152)       2,329          823
     Stock compensation ..........................................         438          280        1,268          936
                                                                     ---------    ---------    ---------    ---------

         Total operating expenses ................................      35,967       14,869      112,970       43,461
                                                                     ---------    ---------    ---------    ---------

           Operating loss ........................................     (32,052)     (14,727)    (100,799)     (41,751)

Other income (expense):
     Interest income .............................................         872          110        4,341          490
     Interest expense ............................................          --       (1,025)         (29)      (2,473)
     Minority interest ...........................................         260           --          914          109
     Other income (expense), net .................................        (290)         251       (1,940)         123
                                                                     ---------    ---------    ---------    ---------

           Loss from continuing operations .......................     (31,210)     (15,391)     (97,513)     (43,502)
                                                                     ---------    ---------    ---------    ---------

Loss from discontinued operations ................................     (45,427)          --     (848,504)          --
                                                                     ---------    ---------    ---------    ---------

Net loss .........................................................   $ (76,637)   $ (15,391)   $(946,017)   $ (43,502)
                                                                     =========    =========    =========    =========

Basic and diluted loss per share data:

Continuing operations ............................................   $   (0.16)   $   (0.08)   $   (0.50)   $   (0.22)
Discontinued operations ..........................................       (0.23)          --        (4.37)          --
                                                                     ---------    ---------    ---------    ---------
Basic and diluted net loss per share .............................   $   (0.39)   $   (0.08)   $   (4.87)   $   (0.22)
                                                                     =========    =========    =========    =========

Weighted average number of basic and diluted shares outstanding ..     196,943      196,458      194,121      196,550
                                                                     =========    =========    =========    =========



      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2002
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED APRIL 30,
                                                                              ---------------------------
                                                                                2001             2002
                                                                              ---------       ----------
Cash flows from operating activities:
     Net loss ...........................................................      $(946,017)      $ (43,502)
     Loss from discontinued operations ..................................       (848,504)             --
                                                                               ---------       ---------
     Loss from continuing operations ....................................        (97,513)        (43,502)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization ..................................         51,959          24,527
         Provision for bad debts ........................................          2,495             (32)
         Stock compensation .............................................          1,268             936
         Amortization of discount on available-for-sale securities ......             (6)             --
         Impairment loss on equity investments ..........................          2,000              --
         Loss on disposal of property and equipment .....................             --             438
         Minority interest ..............................................           (914)           (109)
         In-process research and development ............................            700              --
         Changes in operating assets and liabilities, net of impact of acquisitions:
              Accounts receivable .......................................         17,654           3,025
              Prepaid expenses and other assets .........................            340           5,818
              Due to CMGI and affiliates ................................         11,246           8,215
              Accounts payable ..........................................        (27,831)         (5,340)
              Accrued expenses ..........................................          6,158         (20,315)
              Deferred revenue ..........................................         (4,056)         (3,530)
                                                                               ---------       ---------
                  Net cash used for continuing operations ...............        (36,500)        (29,869)
                  Net cash provided by (used for) discontinued
                    operations ..........................................        (41,534)         13,313
                                                                               ---------       ---------
                  Net cash used for operating activities ................        (78,034)        (16,556)
                                                                               ---------       ---------

Cash flows from investing activities:
     Proceeds from redemption of available-for-sale securities ..........         16,400              --
     Net cash acquired on acquisition of subsidiaries ...................          2,706              --
     Proceeds from sale of property and equipment .......................            858              --
     Purchases of property and equipment ................................         (6,986)           (412)
                                                                               ---------       ---------
                  Net cash provided by (used for) investing activities ..         12,978            (412)
                                                                               ---------       ---------

Cash flows from financing activities:
     Net change in debt to CMGI .........................................             --           8,000
     Proceeds from issuance of common stock, net of issuance
       costs and repurchases ............................................          5,856              88
     Repayment of capital lease obligations .............................         (4,042)         (2,629)
     Repayment of long-term debt ........................................         (1,654)         (1,050)
                                                                               ---------       ---------
                  Net cash provided by financing activities .............            160           4,409
                                                                               ---------       ---------

Effect of exchange rate changes on cash and cash equivalents ............            (13)           (281)
                                                                               ---------       ---------

Net decrease in cash and cash equivalents ...............................        (64,909)        (12,840)

Cash and cash equivalents, beginning of period ..........................        119,809          33,261
                                                                               ---------       ---------

Cash and cash equivalents, end of period ................................      $  54,900       $  20,421
                                                                               =========       =========

Supplemental disclosures of cash flow information:
     Cash paid for interest .............................................      $      27       $      64
                                                                               =========       =========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2001 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 2001. The results for the three and nine-month periods ended April 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

     Revenue recognized on transactions whereby we exchange products and/or services in return for equity instruments is valued when a contract is signed, signaling a mutual understanding of the terms of the equity based compensation and a commitment of performance on our behalf to earn the equity instruments. Revenue under such arrangements is recognized in accordance with the revenue recognition policies stated above. Revenue recognized under such arrangements totaled $122,000 and $250,000 for the three and nine months ended April 30, 2002. No revenue was recognized during the three and nine months ended April 30, 2001 under such arrangements.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

     Discontinued Operations

     In April 2001, we announced the sale of certain assets of our wholly-owned subsidiary, Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. Our media operations ceased in October 2001. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and non-current assets

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. No material liabilities associated with discontinued operations were assumed by a third party. Revenue from discontinued operations for the three and nine months ended April 30, 2001 was $12.8 million and $60.2 million, respectively. Loss from discontinued operations for the three and nine months ended April 30, 2001 was $45.4 million and $848.5 million, respectively.

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

                                                                 JULY 31,    APRIL 30,
                                                                   2001        2002
                                                                 --------    ---------
                                                                    (IN THOUSANDS)
Accounts receivable, net of allowance for doubtful
  accounts ................................................      $12,008      $   256
Other current assets ......................................        1,008          535
                                                                 -------      -------
     Total current assets of discontinued operations ......      $13,016      $   791
                                                                 =======      =======

     Non-current assets of discontinued operations consists of the following:

                                                                 JULY 31,    APRIL 30,
                                                                  2001          2002
                                                                 --------    ---------
                                                                    (IN THOUSANDS)
Property and equipment, net of accumulated depreciation
  and amortization ........................................      $   701      $    42
Other assets ..............................................          540          110
                                                                 -------      -------
     Total non-current assets of discontinued operations ..      $ 1,241      $   152
                                                                 =======      =======

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

     At April 30, 2002, we had outstanding stock options to purchase 8,524,081 shares of common stock at a weighted average exercise price of $3.76 that could potentially dilute earnings per share, including 2,324,666 stock options at a weighted average exercise price of $0.18 that were in-the-money. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented. See Note G.

C.   DIVIDEND TO CMGI

     In April 2000, we completed our acquisition of Adsmart Corporation ("Adsmart"), a majority-owned subsidiary of CMGI, and Flycast Communications Corporation ("Flycast"), a wholly-owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000 (the "Merger Agreement"). Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unexercised CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the nine months ended April 30, 2002 is as follows:

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                                                 (IN THOUSANDS)

Net cumulative dividend to CMGI recorded as of July 31, 2001..................   $  2,005,138
Value of Engage common shares due from CMGI for option cancellations for the
   period August 1, 2001 through April 30, 2002...............................        (94,573)
Cash consideration for exercise price of CMGI stock options exercised from
   August 1, 2001 through April 30, 2002......................................            (25)
                                                                                 ------------
     Cumulative net dividend to CMGI as of April 30, 2002.....................   $  1,910,540
                                                                                 ============

D.   COMPREHENSIVE LOSS

     The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               APRIL 30,                 APRIL 30,
                                                        ----------------------    ----------------------
                                                          2001         2002         2001         2002
                                                        ---------    ---------    ---------    ---------
                                                                        (IN THOUSANDS)
Net loss ............................................   $ (76,637)   $ (15,391)   $(946,017)   $ (43,502)
Foreign currency adjustments ........................          82         (866)        (100)        (467)
Net unrealized holding gain arising during the
  period ............................................          45          (40)          79          (50)
                                                        ---------    ---------    ---------    ---------
     Comprehensive loss .............................   $ (76,510)   $ (16,297)   $(946,038)   $ (44,019)
                                                        =========    =========    =========    =========

E.   NON-CASH TRANSACTIONS

     During both the nine months ended April 30, 2001 and 2002, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $4,595,000 and $668,000 in both deferred compensation and additional paid-in capital in the nine months ended April 30, 2001 and 2002, respectively.

     During the nine months ended April 30, 2001, Engage acquired MediaBridge through the issuance of shares of Engage common stock.

     During the nine months ended April 30, 2001 and 2002, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of shares of Engage common stock previously issued to CMGI as part of our acquisition of Flycast. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $139.5 million and $94.6 million in the nine months ended April 30, 2001 and 2002, respectively.

     During the nine months ended April 30, 2002, approximately $51.4 million in amounts payable to CMGI were formally converted to secured debt to CMGI (see Note G).

     During the nine months ended April 30, 2002, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of one million shares of our common stock to Sumitomo Corporation, a minority stockholder in Engage Japan, Inc. Additionally, we closed Engage Japan, Inc. Accordingly, we have converted the minority interest of Engage Japan to additional paid-in capital due to the subsidiary's net deficit position and the resulting determination that there are no additional liabilities to minority shareholders.

F.   STOCK COMPENSATION

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                      APRIL 30,                 APRIL 30,
                                 -------------------       -------------------
                                  2001         2002         2001         2002
                                 ------       ------       ------       ------
                                                (IN THOUSANDS)
Cost of revenue .............    $   99       $   99       $  314       $  304
Research and development ....        96           88          265          282
Selling and marketing .......       123           83          362          310
General and administrative ..       120           10          327           40
                                 ------       ------       ------       ------
   Total                         $  438       $  280       $1,268       $  936
                                 ======       ======       ======       ======

G.   DEBT TO CMGI

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is currently compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002. The note plus accrued interest is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28 2002, CMGI, our majority stockholder, has approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. This note was amended in February 2002. Under the terms of the note payable, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets. Interest is currently compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is currently compounded monthly and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are
deferred and become payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28, 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $8.7 million as of April 30, 2002.

H.   LEASES

     We have entered into noncancelable operating leases covering certain of our office facilities and equipment which expire through 2005. We also sublease office facilities used as our headquarters from CMGI for which we are charged based upon a fixed rent, as well as an allocation of the total occupancy costs, which include common maintenance costs and real estate taxes.

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     Minimum annual rental commitments, including amounts due to CMGI under subleasing arrangements, are as follows at April 30, 2002:

                                                 OPERATING
                                                   LEASES
                                               --------------
                                               (IN THOUSANDS)
2002 (remaining three months)..................  $  1,069
2003...........................................     3,200
2004...........................................     2,910
2005...........................................     2,317
2006...........................................     1,887
Thereafter.....................................     2,133
                                                 --------
                                                 $ 13,516
                                                 ========


I.   RELATED PARTY TRANSACTIONS

     We outsourced data center operations from companies in which CMGI has a significant ownership interest. Total cost of revenue, included within both continuing and discontinued operations, related to outsourcing from related parties for the three months ended April 30, 2001 and the nine months ended April 30, 2001 and 2002 was approximately $1.5 million, $7.8 million and $507,000, respectively. No costs from outsourced data center operations from related parties were incurred in the three months ended April 30, 2002.

     We sublease our headquarters facility from CMGI. As a result of a decrease in facility needs arising from the shutdown of our Media segment, as well as decreased staffing levels resulting from prior restructuring activities, we are currently obligated under such sublease to pay for facilities that are no longer occupied by the Company. As a result, we have accrued approximately $2.6 million related to future estimated net lease and occupancy costs for such facilities and estimated costs to restore the facilities to original condition. The accrual is based upon total future lease costs under the facility lease, which expires in October 2007, less estimated proceeds from possible subleasing arrangements that the Company may be able to enter into during future periods. Additionally, we have additional facilities that are no longer occupied by us under the sublease that are currently being occupied by CMGI. While we are not incurring an expense for these facilities at the current time, we are obligated under the sublease to continue lease payments should CMGI choose to vacate the facility. No accrual of future lease costs has been made at this time for these facilities. Total minimum monthly rent commitments (excluding occupancy costs) under this portion of the sublease total $2.7 million through October 2007.

     In March 2002, we settled all outstanding liabilities (including future lease costs that were included in our restructuring accrual and accrual for discontinued operations) with a CMGI subsidiary. As a result of the settlement we recognized a gain of approximately $1.1 million, of which approximately $98,000 is included as a reduction of cost of revenue in the nine months ended April 30, 2002, and the remaining $1.0 million is included as a reduction in losses of discontinued operations that were accrued in July 2001.

     During fiscal 2001 we entered into a royalty arrangement with a subsidiary of CMGI, to whom we sold certain technologies in exchange for royalties on their future revenues derived from products sold using our technology. In the second fiscal quarter of 2002 we terminated such agreement in exchange for the payment of all past owed royalties as well as the present value of expected future royalties. These amounts, totaling $569,000, have been included as a reduction of accrued losses for discontinued operations during the nine months ended April 30, 2002.

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

     In the third fiscal quarter of fiscal 2001, our management approved specific restructuring activities designed to further increase operational efficiencies and bring costs in-line with revenue forecasts. The restructuring included a reduction in workforce by approximately 90 persons or 14% of our worldwide workforce, with the employee reduction completed prior to July 31, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we closed additional offices. In connection with the restructuring, we incurred severance costs for terminated employees and accrued future lease costs, as well as a loss of $2.3 million associated with the sale of certain assets and liabilities of I/PRO to an unrelated third-party in April 2001.

     In addition, in the third fiscal quarter of fiscal 2001, adjustments to the costs accrued in our fiscal 2001 first and second quarter restructurings were recorded totaling $42,000 and $531,000, respectively. These adjustments reflect additional costs incurred in excess of original estimates related to severance costs paid to employees as part of the fiscal 2001 first and second quarter restructurings.

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

     In the second fiscal quarter of 2002, we implemented a restructuring plan designed to close our office in Japan. The plan included the elimination of all staff in Japan, as well as terminating facility and equipment leases. Employees affected by the restructuring were notified both through direct personal contact and by written notification. As of January 31, 2002 our estimate of costs to exit Japan resulted in a neutral restructuring cost and no accrual at that time. However, in the third fiscal quarter of 2002 we realized better than expected benefits from terminating certain capital leases, offset by additional severance payments, lease termination costs and fixed asset write-offs, and have thus recognized a net benefit of $152,000 related to this restructuring in the third fiscal quarter of 2002.

     The following table sets forth a summary of these restructuring costs and related charges (in thousands):

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    APRIL 30,                    APRIL 30,
                                             ---------------------        ---------------------
                                               2001          2002           2001          2002
                                             -------       -------        -------       -------
                                                               (IN THOUSANDS)
Severance and applicable payroll taxes       $ 1,178       $    24        $ 5,523       $   999
Write-off of fixed assets ............         2,527            97          9,843            97
Accrual for future lease costs .......         1,879          (273)        11,139          (273)
                                             -------       -------        -------       -------
   Total .............................       $ 5,584       $  (152)       $26,505       $   823
                                             =======       =======        =======       =======

     Included in the $4,130,000 restructuring charge incurred in the first fiscal quarter of fiscal 2001 are $3,633,000 of cash costs and $497,000 in non-cash related costs. Included in the $16,791,000 restructuring charge incurred in the second fiscal quarter of fiscal 2001 are $9,731,000 of cash costs and $7,060,000 in non-cash related costs. Included in the $5,584,000 restructuring charge incurred in the third fiscal quarter of 2001 are $2,470,000 of cash costs and $3,114,000 in non-cash related costs. All restructuring charges incurred in the first fiscal quarter of fiscal 2002 were cash charges. Included in the $152,000 restructuring benefit realized in the third fiscal quarter of fiscal 2002 are $88,000 of cash charges and $240,000 of non-cash benefits.

     Of the $4,130,000 of charges in the first quarter of fiscal 2001, $859,000 was included in continuing operations with the remaining $3,271,000 included in loss from discontinued operations. Of the $16,791,000 of charges in the second quarter of fiscal 2001, $857,000 was included in continuing operations with the remaining $15,934,000 included in loss from discontinued operations.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Of the $5,584,000 of charges and adjustments in the third quarter of fiscal 2001, $613,000 was included in continuing operations with the remaining $4,971,000 included in loss from discontinued operations.

     As of April 30, 2002, approximately $30.1 million of all restructuring charges recorded during fiscal 2001 and the first three quarters of fiscal 2002 have been paid or otherwise utilized and the remaining $809,000 of unpaid costs are expected to be paid through June 2004.

K.   INVESTMENT IN SUBSIDIARY

     In November 2001, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of 1 million shares of common stock valued at $250,000 to Sumitomo Corporation, a minority stockholder in Engage Japan, Inc. In conjunction with this transaction, we recorded a reclassification of $6.8 million from minority interest to additional paid-in capital to reflect the incremental change in ownership interest. As of April 2002, we had ceased the operations of Engage Japan, Inc. We intend to service the Japanese market through both our US and foreign subsidiaries. As part of the transaction, we have entered into an arrangement with Sumitomo Corporation through April 2003 whereby we will pay them a 50% royalty on qualifying software sales made by Engage in Japan until an aggregate of $350,000 has been paid to Sumitomo, at which point a 25% royalty will be paid. Such payments will be recorded as a component of cost of product revenue.

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

     Specifically, the complaints each allege that the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our prospectus incorporated in our registration statement on Form S-1 filed with the SEC in July 1999 materially false and misleading. Plaintiffs seek unspecified damages.

     By order dated January 15, 2002, the District Court consolidated the foregoing actions. On April 19, 2002, the plaintiffs filed a Consolidated Amended Class Action Complaint.

     As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

     On February 26, 2002, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware in New Castle County naming Engage, each member of our Board of Directors, and CMGI, our majority stockholder, as defendants. The suit alleges that CMGI manipulated Engage to enter into transactions that unfairly favor CMGI and that CMGI and Engage's directors have breached their respective fiduciary duties to Engage and Engage's minority stockholders by: (i) approving and entering into certain secured convertible notes that Engage issued to CMGI in October 2001 on terms that were unfair to Engage and Engage's minority stockholders; (ii) approving and recommending to Engage stockholders the approval of a proposal in our Proxy Statement dated February 20, 2002 (the "Proxy Statement") relating to the potential issuance of our common stock in connection with conversion of these notes; and (iii) approving and soliciting the approval of Engage stockholders of the proposals in the Proxy Statement relating to three proposed reverse stock splits of our common stock in order to avoid delisting from Nasdaq. The suit also alleges that certain disclosures in the Proxy Statement with respect to the foregoing proposals were materially misleading and incomplete.

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     On May 22, 2002, plaintiffs filed an Amended Complaint reiterating the claims previously alleged and adding an additional allegation that a merger proposal announced on May 21, 2002 whereby CMGI would acquire all outstanding shares of Engage common stock not already owned by CMGI is a coercive transaction that allegedly does not satisfy the entire fairness standard under Delaware law.

     On May 21, 2002, two related putative class action lawsuits were filed in the Court of Chancery for the State of Delaware, challenging the fairness of the CMGI-Engage merger proposal announced on May 21, 2002. The suits seek injunctive relief and/or rescission, disgorgement of any profits received by defendants, attorneys' fees and other unspecified damages.

     As these claims are in initial stages, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

M.   SUBSEQUENT EVENT

     On May 16, 2002, we received a letter from Nasdaq stating that our common stock had failed to meet the $1.00 minimum bid price required for continued listing by Marketplace Rule 4450(a)(5) and that our common stock was subject to delisting from the Nasdaq National Market. We have also been informed by Nasdaq that we are not in compliance with the minimum $10,000,000 stockholders' equity requirement set forth in Marketplace Rule 4450(a)(3) and that we have until June 14, 2002 to regain compliance with this requirement. We have requested a hearing before a Nasdaq Listing Qualifications Panel. All delisting proceedings have been stayed and our common stock will continue to trade on the Nasdaq National Market pending the outcome of the hearing. A hearing date has been set for July 11, 2002.

     On May 21, 2002, we announced that we had received a proposal from CMGI to acquire all of the outstanding publicly held shares of Engage not already held by CMGI. CMGI currently owns approximately 76% of our outstanding common stock. Each publicly held share of our common stock would be exchanged for .2286 of a share of CMGI common stock under the proposal. The final terms of acquisition by CMGI, if any, will be based on negotiations between us and CMGI. Our Board of Directors has appointed a Special Committee of independent members of the Board to evaluate and negotiate the proposed offer. The Special Committee has retained independent legal counsel and is in the process of retaining an independent financial advisor to assist it in evaluating the proposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At April 30, 2002, we were an approximately 76% owned subsidiary of CMGI, Inc. We are a provider of content management software for multichannel marketing. Our solutions are used by marketers, publishers, printers, direct mailers, Web sites and agencies to improve the performance and efficiency of their marketing efforts across multiple forms of media. Our solutions combine workflow automation and digital asset management functions and enable delivery of the resulting marketing programs across both traditional and new media channels. Whether the final product is print advertising, catalogs, direct mail, circulars, Web site promotions, or online advertising, we believe our solutions streamline our customers' planning, management, and delivery of multichannel marketing programs and materials, improving brand consistency and reducing production costs. Our solutions support collaboration across workgroups including colleagues, clients, partners and vendors and are designed to integrate easily into an organization's overall business workflow allowing marketing to share plans, schedules, costs and historical product and campaign performance with finance, planning, accounting, and merchandising.

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

     Revenue recognized on transactions whereby we exchange products and/or services in return for equity instruments is valued when a contract is signed, signaling a mutual understanding of the terms of the equity based compensation and a commitment of performance on our behalf to earn the equity instruments. Revenue under such arrangements is recognized in accordance with the revenue recognition policies stated above.

     Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2002

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

     Product revenue decreased from $4.4 million in the three months ended April 30, 2001 to $1.8 million in the three months ended April 30, 2002, a 60% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our AdManager and ProfileServer products. Service revenue decreased from $8.2 million in the three months ended April 30, 2001 to $3.6 million in the three months ended April 30, 2002, a 56% decrease. During the quarter ended April 30, 2001 we recognized service revenue from two significant consulting projects. These projects were not fully replaced with similar projects for the quarter ended April 30, 2002, resulting in the decline in service revenue quarter over quarter.

     Product gross margin decreased from 65% in the three months ended April 30, 2001 to breakeven in the three months ended April 30, 2002. The decrease in product gross margin is due both to decreased product revenue, resulting in a smaller revenue base to absorb relatively fixed product costs, as well as royalties payable to Sumitomo Corporation for sales made in Japan during the three months ended April 30, 2002. Product revenue represented $4.4 million or 35% of total revenue in the three months ended April 30, 2001 as compared to $1.8 million or 33% of total revenue in the three months ended April 30, 2002.

     Services gross margin decreased from 13% in the three months ended April 30, 2001 to 4% in the three months ended April 30, 2002. The decrease in services gross margin is due to a decrease in services revenue in the three months ended April 30, 2002 as compared to the three months ended April 30, 2001, partially offset by reduced expenses in the three months ended April 30, 2002 as compared to the three months ended April 30, 2001 due to headcount reductions.

     Operating Expenses

     Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses decreased from $3.3 million in the three months ended April 30, 2001 to $2.0 million in the three months ended April 30, 2002, a 38% decrease. This decrease was primarily due to savings related to restructuring activities during the last three fiscal quarters of 2001 and the first fiscal quarter of 2002, and to a lesser extent decreases in consulting costs related to software development projects and software licensing fees during the quarter ended April 30, 2002. Our research and development staff decreased 30% from April 30, 2001 to April 30, 2002. Research and development expenses were 26% of revenue for the three months ended April 30, 2001 compared to 38% of revenue for the three months ended April 30, 2002. The increase in research and development expenses as a percentage of revenue is the result of the decrease in revenue without proportionate savings in expenses, a reflection of our continued efforts to further develop our products.

     Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses decreased from $7.3 million in the three months ended April 30, 2001 to $2.9 million in the three months ended April 30, 2002, a 61% decrease. This decrease was primarily due to decreased spending on marketing initiatives, including advertising and direct mail costs, market research and trade show related expenditures, and to a lesser extent savings related to restructuring activities during the last three fiscal quarters of 2001 and the first fiscal quarter of 2002. Overall, our sales and marketing staff decreased 58% from April 30, 2001 to April 30, 2002. Sales and marketing expenses were 58% of revenue for three months ended April 30, 2001 compared to 53% of revenue for the three months ended April 30, 2002.

     General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, bad debt, facility and related costs and depreciation expense. General and administrative expenses decreased from $5.3 million in the three months ended April 30, 2001 to $4.0 million in the three months ended April 30, 2002, a 25% decrease. The decrease was primarily due to decreases in payroll and related costs, a significant decrease in franchise/business taxes, a decrease in temporary staffing costs, as well as a decrease in bad debt expense resulting from $364,000 of expenses recorded during the quarter ended April 30, 2001 compared to net recoveries of $45,000 recorded during the quarter ended April 30, 2002. These savings were partially offset by an accrual of approximately $2.6 million related to estimated net future lease and occupancy costs for certain facilities that are no longer occupied by the company. The accrual is based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that the Company may be able to enter into during future periods. Overall, our general and administrative staff decreased 60% from April 30, 2001 to April 30, 2002. General and administrative costs were 42% of revenue for the three months ended April 30, 2001 compared to 74% of revenue for the three months ended April 30, 2002. This increase is primarily due to the accrual of future lease costs in the three months ended April 30, 2002. General and administrative expenses, excluding the $2.6 million charge for facilities, were 25% of revenue for the three months ended April 30, 2002, reflecting cost reductions that exceeded the decline in revenue during the period.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles decreased from $19.0 million in the three months ended April 30, 2001 to $5.9 million in the three months ended April 30, 2002, a 69% decrease. The decrease was due to a decrease in the amount of goodwill and other intangibles to be amortized in the three months ended April 30, 2002 as compared to the three months ended April 30, 2001. In the quarter ended July 31, 2001, we recorded a $109.0 million impairment charge which reduced the goodwill and other intangible asset base that needed to be amortized in the three months ended April 30, 2002.

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

     Restructuring Costs, Net. Restructuring expense was $613,000 in the three months ended April 30, 2001, consisting of severance and related costs as well as future lease and related costs associated with the closing of one office location. A benefit from restructuring activities of $152,000 was recorded in the three months ended April 30, 2002, consisting of severance and related costs as well as fixed asset impairment charges, more than offset by gains realized in terminating certain capital leases, all within our Japanese subsidiary.

     Stock Compensation. Stock compensation expense decreased from $438,000 in the three months ended April 30, 2001 to $280,000 in the three months ended April 30, 2002, a 36% decrease. The decrease is related to the termination of employment of certain individuals for whom stock compensation costs were being recognized.

     Other Income (Expense)

     Interest Income. Interest income decreased from $872,000 in the three months ended April 30, 2001 to $110,000 in the three months ended April 30, 2002, an 87% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2002 compared to fiscal 2001 as well as a significant reduction in the rate of return on those investments.

     Interest Expense. Interest expense was $1.0 million in the three months ended April 30, 2002, mostly related to our converting all amounts we owed to CMGI into debt in October 2001 and related interest on that debt for the quarter ended April 30, 2002.

     Minority Interest. Minority interest was $260,000 for the three months ended April 30, 2001. Minority interest reflects the minority shareholders' share of the losses of Engage Japan, Inc. This subsidiary was closed during the second fiscal quarter of 2002.

     Other Income (Expense), Net. Other income (expense), net changed from an expense of $290,000 for the three months ended April 30, 2001 to income of $251,000 for the three months ended April 30, 2002. The $251,000 income during the three months ended April 30, 2002 was primarily related to net exchange gains realized during the period, offset somewhat by losses on an equity investment.

     Discontinued Operations

     Loss From Discontinued Operations. Loss from discontinued operations was $45.4 million in the three months ended April 30, 2001. Loss from discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of a decision made in September 2001 to exit the Media segment. The loss from discontinued operations relates principally to our acquisition of AdKnowledge and Flycast, and to a lesser extent, the net loss for I/PRO in the three months ended April 30, 2001.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2002

     Revenue, Cost of Revenue and Gross Margin

     Product revenue decreased from $15.0 million in the nine months ended April 30, 2001 to $5.1 million in the nine months ended April 30, 2002, a 66% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our AdManager software and to a lesser extent, decreases in license revenue for our ProfileServer and ContentServer products. In the nine months ended April 30, 2001, we recorded approximately $4.5 million of product revenue from an AdManager source code sale. Service revenue decreased from $19.2 million in the nine months ended April 30, 2001 to $13.0 million in the nine months ended April 30, 2002, a 33% decrease. During the nine months ended April 30, 2001 we recognized service revenue from two significant consulting projects. These projects were not fully replaced with similar projects for the nine months ended April 30, 2002, resulting in the decline in service revenue from the nine months ended April 30, 2001 versus the nine months ended April 30, 2002.

     Product gross margin decreased from 74% in the nine months ended April 30, 2001 to 10% in the nine months ended April 30, 2002. The decrease in product gross margin is due to both the significant decline in product revenue and the relatively fixed nature of amortization of developed technology, as well as royalties payable to Sumitomo Corporation for sales made in Japan during the nine months ended April 30, 2002, partially offset by a royalty credit recorded during the nine months ended April 30, 2002. Product revenue represented $15.0 million or 44% of total revenue in the nine months ended April 30, 2001 as compared to $5.1 million or 28% of total revenue in the nine months ended April 30, 2002.

     Services gross margin increased from 5% in the nine months ended April 30, 2001 to 9% in the nine months ended April 30, 2002. The improvement in services gross margin is due to better utilization of our service and support staff in the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001 and reduced expenses in the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001 due to headcount reductions.

     Operating Expenses

     In-Process Research and Development. In-process research and development expense was $700,000 for the nine months ended April 30, 2001, resulting from the MediaBridge acquisition in September 2001.

     Research and Development. Our research and development expenses decreased from $8.8 million in the nine months ended April 30, 2001 to $6.4 million in the nine months ended April 30, 2002, a 28% decrease. This decrease was primarily due to savings related to restructuring activities in the latter half of fiscal 2001 and the first quarter of fiscal 2002, offset by the inclusion of the MediaBridge results in the full nine-month period ended April 30, 2002. Our research and development staff decreased 38% from April 30, 2001 to April 30, 2002. Research and development expenses were 26% of revenue for the nine months ended April 30, 2001 compared to 35% of revenue for the nine months ended April 30, 2002. The increase in research and development expenses as a percentage of revenue is the result of the decrease in revenue without proportionate savings in expenses, a reflection of our continued efforts to further develop our products.

     Selling and Marketing. Selling and marketing expenses decreased from $35.5 million in the nine months ended April 30, 2001 to $9.0 million in the nine months ended April 30, 2002, a 75% decrease. The decrease was primarily due a decrease in spending on marketing initiatives, reductions in travel and consulting expenses resulting from cost control measures and a general reduction in our size during the fiscal second quarter of the nine months ended April 30, 2002, offset by increased costs resulting from our acquisition of MediaBridge in September 2001. Overall, our sales and marketing staff decreased 64% from April 30, 2001 to April 30, 2002. Sales and marketing expenses were 104% of revenue for the nine months ended April 30, 2001 compared to 50% of revenue for the nine months ended April 30, 2002.

     General and Administrative. General and administrative expenses decreased from $15.9 million in the nine months ended April 30, 2001 to $8.7 million in the nine months ended April 30, 2002, a 45% decrease. The decrease was primarily due to decreases in payroll and related costs, as well as a decrease in bad debt expense resulting from $2.5 million of expenses recorded during the nine months ended April 30, 2001, compared to a net recovery of $32,000 recorded during the nine months ended April 30, 2002. These savings were partially offset by an accrual of approximately $2.6 million related to future estimated net lease and occupancy costs for certain facilities that are no longer occupied by the company. The accrual is based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that the Company may be able to enter into during future periods. Overall, our general and administrative staff decreased 55% from April 30, 2001 to April 30, 2002. General and administrative costs were 46% of revenue for the nine months ended April 30, 2001 compared to 48% of revenue for the nine months ended April 30, 2002. The increase in general and administrative expenses as a percentage of revenue was the result of the $2.6 million in accrued facility costs, offset somewhat by the change in bad debt expense.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles decreased from $48.4 million in the nine months ended April 30, 2001 to $17.6 million in the nine months ended April 30, 2002, a 64% decrease. The decrease was due to a decrease in the amount of goodwill and other intangibles to be amortized in the nine months ended April 30, 2002 as compared to the nine months ended April 30, 2001. In the quarter ended July 31, 2001, we recorded a $109.0 million impairment charge which reduced the goodwill and other intangible asset base that needed to be amortized in the nine months ended April 30, 2002.

     Restructuring Costs, Net. Restructuring expense decreased from $2.3 million in the nine months ended April 30, 2001 to $823,000 in the nine months ended April 30, 2002, a 65% decrease. During the nine months ended April 30, 2001 and 2002, restructuring expense within continuing operations consisted of severance and related costs as well as future lease and related costs associated with the closing of several office locations.

     Stock Compensation. Stock compensation expense decreased from $1.3 million in the nine months ended April 30, 2001 to $936,000 in the nine months ended April 30, 2002, a 26% decrease. The decrease is related to the termination of employment of certain individuals for whom stock compensation costs were being recognized.

     Other Income (Expense)

     Interest Income. Interest income decreased from $4.3 million in the nine months ended April 30, 2001 to $490,000 in the nine months ended April 30, 2002, an 89% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2002 compared to fiscal 2001 as well as a significant reduction in the rate of return on those investments.

     Interest Expense. Interest expense increased from $29,000 in the nine months ended April 30, 2001 to $2.5 million in the nine months ended April 30, 2002, a 843% increase. The increase in interest expense was the direct result of converting all amounts we owed to CMGI into debt in October 2001 and related interest on that debt from October 2001 through April 2002.

     Minority Interest. Minority interest decreased from $914,000 for the nine months ended April 30, 2001 to $109,000 for the nine months ended April 30, 2002, an 88% decrease. Minority interest reflects the minority shareholders' share of the losses of Engage Japan, Inc. This subsidiary was closed during the second fiscal quarter of 2002.

     Other Income (Expense), Net. Other income (expense), net changed from an expense of $1.9 million for the nine months ended April 30, 2001 to income of $123,000 for the nine months ended April 30, 2002. The change in other income (expense), net was related primarily to an impairment write-down of an equity investment in the nine months ended April 30, 2001. Other income (expense), net during the nine months ended April 30, 2002 was primarily related to net exchange gains realized during the period, offset somewhat by losses on an equity investment.

     Discontinued Operations

     Loss From Discontinued Operations. Loss from discontinued operations was $848.5 million in the nine months ended April 30, 2001. Loss from discontinued operations represents the net operating results for our media operations which have been classified within discontinued operations as a result of a decision made in September 2001 to exit the Media segment. The loss from discontinued operations relates principally to our acquisition of AdKnowledge and Flycast, and to a lesser extent, the net loss for I/PRO in the nine months ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased from $33.3 million at July 31, 2001 to $20.4 million at April 30, 2002. Net cash used in operating activities was $16.6 million for the nine months ended April 30, 2002. Cash used in operating activities resulted primarily from net losses and decreases in accounts payable and accrued expenses, which was partially offset by decreases in accounts receivable and prepaid expenses and an increase in amounts due to CMGI and affiliates. We made significant payments related to accrued liabilities associated with restructuring and the closing of our Media business. Net cash used for investing activities was $412,000 for the nine months ended April 30, 2002, all of which was related to investments in property and equipment. Net cash provided by financing activities was $4.4 million and consisted primarily of the proceeds of the $8.0 million CMGI borrowing, partially offset by repayments of capital leases and notes payable.

     We anticipate that operating expenses will increase modestly during the next two quarters as we develop our sales and marketing channels and invest in the development of our product offerings.

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is currently compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002. The note plus accrued interest is convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. This note was amended in February 2002. Under the terms of the note payable, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. The note is collateralized by substantially all of our assets. Interest is currently compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. Under the terms of the promissory note, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is currently compounded monthly and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are
deferred and become payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $8.7 million as of April 30, 2002.

     In March 2002, we settled all outstanding liabilities (including future lease costs that were included in our restructuring accrual and accrual for discontinued operations) with a CMGI subsidiary. As a result of the settlement, we recognized a gain of approximately $1.1 million, of which approximately $98,000 is included as a reduction of cost of revenue in the nine months ended April 30, 2002, and the remaining $1.0 million is included as a reduction in losses from discontinued operations that were accrued in July 2001. The settlement requires us to make payments totaling $3.6 million in three installments during fiscal 2002, of which two were paid prior to April 30, 2002, with the final payment due in July 2002.

     The following summarizes anticipated cash requirements for operating leases and amounts due to CMGI and a CMGI subsidiary under the above notes and the aforementioned settlement during each of the fiscal years ended July 31:

                                                   CMGI DEBT
                                                  REPAYMENT(a)
                                                      AND
                                     OPERATING     SUBSIDIARY
                                      LEASES       SETTLEMENT       TOTAL
                                     ---------    ------------     -------
                                              (IN THOUSANDS)

2002 (remaining three months)...      $ 1,069        $ 1,200       $ 2,269
2003 ...........................        3,200         59,364        62,564
2004 ...........................        2,910             --         2,910
2005 ...........................        2,317             --         2,317
2006 ...........................        1,887             --         1,887
Thereafter .....................        2,133             --         2,133
                                      -------        -------       -------
                                      $13,516        $60,564       $74,080
                                      =======        =======       =======


     (a) Amounts due to CMGI totaling $59.4 million are due on demand any time subsequent to August 1, 2002 or earlier upon the occurrence of an event of default.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of the fiscal year ending July 31, 2002. As of April 30, 2002, we owe CMGI $59.4 million which will become due and payable on demand on or after August 1, 2002. As a result, if CMGI demands repayment of such amount owed, we will need to obtain additional financing prior to August 1, 2002 or renegotiate amounts owed to CMGI so that repayment is extended beyond August 1, 2002. If additional funds are raised through the issuance of equity or convertible debt securities, or if CMGI elects to convert our debt into our common shares, the percentage ownership of our stockholders will be reduced and our stockholders will experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

     On May 20, 2002, we received a proposal from CMGI to acquire all of the outstanding publicly held shares of Engage not already held by CMGI. Pursuant to this proposal, each publicly held share of our common stock would be exchanged for .2286 of a share of CMGI common stock. The final terms of acquisition by CMGI, if any, will be based on negotiations between us and CMGI. Our Board of Directors has appointed a Special Committee of independent members of the Board to evaluate and negotiate the proposed offer. The Special Committee has retained independent legal counsel and is in the process of retaining an independent financial advisor to assist it in evaluating the proposal.

     On February 14, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 set forth in Marketplace Rule 4450(a)(5) for a period of 30 consecutive trading days. As a result, Nasdaq provided us 90 calendar days, or until May 15, 2002, to regain compliance with this requirement or face delisting from trading on Nasdaq. On May 16, 2002, we received a letter from Nasdaq stating that our common stock had failed to regain compliance with the minimum bid price requirement and that our common stock would be delisted from the Nasdaq National Market at the opening of business on May 24, 2002. Additionally, we were informed by Nasdaq that our stock is not in compliance with the minimum $10,000,000 stockholders' equity requirement set in Marketplace Rule 4450(a)(3), and were given until June 14 to regain compliance with this requirement. On May 23, 2002, we requested a hearing before a Nasdaq Listing Qualifications Panel. This hearing request has stayed all delisting proceedings and our common stock will continue to trade on the Nasdaq National Market pending the outcome of the hearing. A hearing date has been set for July 11, 2002.

     If our common stock were to be delisted from the Nasdaq National Market, trading in our common stock would decrease substantially, or cease altogether, the market price of the common stock may decline further, potentially to zero, and our stockholders may lose some or all of their investment. Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of April 30, 2002, we had subsidiaries in Europe and Asia. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects:

     - that we anticipate operating expenses will increase modestly during the next two quarters as we develop our sales and marketing channels and invest in the development of our product offerings;

     - that we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of the fiscal year ending July 31, 2002;

     -    that we will consummate any acquisition transaction with CMGI; and

     - that we will prevail at the Nasdaq delisting hearing and that our common stock will not be delisted from the Nasdaq National Market.

     We caution investors that there are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, among others:

     - the uncertainty of our ability to successfully negotiate and close an acquisition transaction with CMGI;

     -    the possibility that our common stock will be delisted;

     - the effect that our current financial condition will have on the willingness of customers to purchase products from us;

     -    the uncertainty of our ability to continue as a going concern;

     - factors set forth in our Annual Report on Form 10-K filed with the SEC on October 29, 2001 in the section titled "Factors that May Affect Future Results and Market Price of Stock;" and

     - the risks discussed in our other filings with the SEC and elsewhere throughout this Quarterly Report on Form 10-Q.

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

     Specifically, the complaints each allege that the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made our prospectus incorporated in our registration statement on Form S-1 filed with the SEC in July 1999 materially false and misleading. Plaintiffs seek unspecified damages.

     By order dated January 15, 2002, the District Court consolidated the foregoing actions. On April 19, 2002, the plaintiffs filed a Consolidated Amended Class Action Complaint.

     We believe that these allegations are without merit and we intend to vigorously defend against the plaintiffs' claims. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

     On February 26, 2002, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware in New Castle County naming Engage, each member of our Board of Directors, and CMGI, our majority stockholder, as defendants. The suit alleges that CMGI manipulated Engage to enter into transactions that unfairly favor CMGI and that CMGI and Engage's directors have breached their respective fiduciary duties to Engage and Engage's minority stockholders by: (i) approving and entering into certain secured convertible notes that Engage issued to CMGI in October 2001 on terms that were unfair to Engage and Engage's minority stockholders; (ii) approving and recommending to Engage stockholders the approval of a proposal in our Proxy Statement dated February 20, 2002 (the "Proxy Statement") relating to the potential issuance of our common stock in connection with conversion of these notes; and (iii) approving and soliciting the approval of Engage stockholders of the proposals in the Proxy Statement relating to three proposed reverse stock splits of our common stock in order to avoid delisting from Nasdaq. The suit also alleges that certain disclosures in the Proxy Statement with respect to the foregoing proposals were materially misleading and incomplete.

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

     On May 22, 2002, plaintiffs filed an Amended Complaint reiterating the claims previously alleged and adding an additional allegation that a merger proposal announced on May 21, 2002 whereby CMGI would acquire all outstanding shares of Engage common stock not already owned by CMGI is a coercive transaction that allegedly does not satisfy the entire fairness standard under Delaware law.

     On May 21, 2002, two related putative class action lawsuits were filed in the Court of Chancery for the State of Delaware, challenging the fairness of the CMGI-Engage merger proposal announced on May 21, 2002. The suits seek injunctive relief and/or rescission, disgorgement of any profits received by defendants, attorneys' fees and other unspecified damages.

     We believe that these allegations are without merit, and we intend to vigorously defend against the claims. As these claims are in initial stages, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 2002, CMGI, as our majority stockholder holding approximately 76% of our outstanding common stock, delivered to us a written consent pursuant to Delaware corporate law approving the following matters:

1. Approving the issuance of shares of our common stock that may be issued upon the conversion of two secured convertible promissory notes issued to CMGI.

2. Authorizing our Board of Directors, in its sole discretion, to amend our Second Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse stock split of the issued and outstanding shares of our common stock without further approval or authorization of our stockholders.

3. Authorizing our Board of Directors, in its sole discretion, to amend our Second Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse stock split of the issued and outstanding shares of our common stock without further approval or authorization of our stockholders.

4. Authorizing our Board of Directors, in its sole discretion, to amend our Second Amended and Restated Certificate of Incorporation to effect a 1-for-15 reverse stock split of the issued and outstanding shares of our common stock without further approval or authorization of our stockholders.

     On March 20, 2002, pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, we mailed an Information Statement to all holders of our common stock entitled to vote or give an authorization or consent with respect to the matters acted upon by written consent. Accordingly, these actions took effect on or about April 9, 2002.

     In addition, we held our Annual Meeting of Stockholders on March 29, 2002 and the following matters were voted on at that meeting:

1. The election of Edward A. Bennett, Christopher M. Cuddy, George A. McMillan, Peter J. Rice and David S. Wetherell, each to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker non-votes:

                              For          Against     Abstain   Broker Non-Vote
                          -----------      -------     -------   ---------------

     Edward Bennett       176,533,642      246,154       N/A           N/A

     Christopher Cuddy    176,528,426      251,370       N/A           N/A

     George McMillan      176,529,512      250,284       N/A           N/A

     Peter Rice           176,535,444      244,352       N/A           N/A

     David Wetherell      176,481,191      298,605       N/A           N/A

2. The proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the fiscal year ended July 31, 2002. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes:

                             For           Against     Abstain   Broker Non-Vote
                          -----------      -------     -------   ---------------

                          176,679,334       63,567      36,895         N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1 Amended and Restated Secured Convertible Demand Promissory Note, dated February 15, 2002, issued to CMGI, Inc.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on June 14, 2002.

                                     By: /s/ Christopher M. Cuddy
                                        --------------------------------------
                                        Christopher M. Cuddy
                                        Chief Executive Officer, President and
                                        Director
                                        (Principal Executive Officer)


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

                                  EXHIBIT INDEX


EXHIBIT NO.                         EXHIBIT

  4.1 Amended and Restated Secured Convertible Demand Promissory Note, dated February 15, 2002, issued to CMGI, Inc.