Form 10-K
period 2002-07-31
ENGAGE INC
filed 2002-11-14
CIK 1084573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                    FOR THE FISCAL YEAR ENDED JULY 31, 2002



   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



            FOR THE TRANSITION PERIOD FROM           TO           .
                        COMMISSION FILE NUMBER 000-26671
                             ---------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) as of October 31, 2002 was approximately $4,437,815.

     The number of shares outstanding of the registrant's Common Stock as of October 31, 2002 was 48,237,119.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on December 20, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ENGAGE, INC.

                    FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1.    Business....................................................    2
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    6
Item 4.    Submission of Matters to a Vote of Security Holders.........    7

PART II.
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................    8
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   10
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   30
Item 8.    Financial Statements and Supplementary Data.................   31
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   69

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   69
Item 11.   Executive Compensation......................................   69
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   69
Item 13.   Certain Relationships and Related Transactions..............   69

PART IV.
Part 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   69
           Signatures..................................................   71
           Certifications..............................................   72

                                    PART 1.

ITEM 1.  BUSINESS

OVERVIEW

     Engage is a leading provider of Advertising, Marketing and Promotion Management ("AMP") software solutions for retailers, newspapers, agencies and Fortune 1000 corporations. Our solutions combine workflow automation with digital asset management technology to streamline the creation, approval, production and re-purposing of advertising and other marketing material. We have delivered software solutions to a range of customers from major retailers and catalogers to G2000 marketers and newspaper display ad production departments, all of whom recognized the need to more efficiently manage digitized product content in order to produce advertising and promotional materials quicker than ever before, more cost-effectively, and in greater quantities without sacrificing quality.

     In the past two years, we have undertaken a number of restructuring activities and implemented significant cost saving measures in an effort to bring costs in line with revenue and strengthen our financial performance. Since August 1, 2000, we have reduced our employee headcount from 1,116 to 172 at July 31, 2002. We have discontinued the operations of our Media segment, sold the assets of our internet advertising business, have closed several of our offices, terminated leases and consolidated operations as our on-going business needs have allowed. As a result of these efforts we have incurred restructuring charges from continuing operations of approximately $2.4 million and $2.3 million for the fiscal years ended July 31, 2001 and 2002, respectively.

     In September 2002, we completed a transaction with CMGI, Inc. ("CMGI") pursuant to which all outstanding debt to CMGI (approximately $65 million) was cancelled and all of CMGI's equity holdings in Engage (approximately 148,417,801 shares of common stock) were transferred back to Engage and cancelled. In exchange, we paid $2.5 million in cash to CMGI, signed a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company, and issued a warrant to CMGI to purchase up to 9.9% of our outstanding common stock at the time of exercise at an exercise price of $.045 per share. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income (defined as Engage's operating income/loss plus the sum of (i) amortization expense and impairment charges and (ii) amortization of stock-based compensation, as reported in our financial statements for the fiscal quarter in question included in the applicable quarterly or annual (as applicable) report filed with the Securities and Exchange Commission for such quarter) starting with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if payments under the earn-out agreement exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

     In October 2002, we consummated a transaction whereby we sold substantially all of the assets of our Internet advertising business to Accipiter Solutions, Inc., a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise at a purchase price of $.001 per share assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. We do not anticipate the resulting gain or loss from this transaction will have a material impact on our financial condition or results of operations.

OUR SOLUTIONS

     Statistics show that retailers can achieve greater overall revenue from customers that are able to interact with the retailers through various channels. Accordingly, we believe that retailers will benefit if they are able to conduct personalized communications and transactions with customers across multiple sales channels. Channels such as the Internet give the marketer the opportunity to address ever-smaller groups, ultimately down to an individual. But while these new channels provide greater opportunities, outdated advertising production processes have stifled marketers' ability to produce the necessary promotional market versions quickly enough to take advantage of them. Traditionally, more versions meant longer lead times.

     The advertising market has become more competitive than ever and a growing number of promotions through print, electronic and Internet media are competing for consumer attention. To beat the competition, the retailer not only has to deliver more targeted promotions, but also needs to deliver them at a rapid pace. Time to market can make or break the success of a campaign.

     We believe the key to success in this challenging environment is to build an infrastructure that is capable of supplying the promotional content to the right market in a timely manner. Engage's advertising production solutions combine digital asset management with automated workflows to streamline the production of advertising and promotional materials.

     The Engage solutions are built on our flagship ContentServer platform first introduced in 1994. This production-proven platform is now in its seventh iteration with the introduction, this year, of ContentServer 7.0. This latest platform version allows us to offer packaged versions of our solutions, thus making the technology accessible to a wider audience than ever before.

PRODUCTS AND SERVICES

     Our revenue is currently derived from two principal sources: software products and professional services. Engage currently offers four packaged vertical software solutions:

     - Engage for Retailers

     - Engage for Newspapers

     - Engage for Agencies

     - Engage for Corporations

     Our solutions support business system integrations, workflows, asset types, reports, and deadline alerts that are specific to each industry. Our solutions contain additional features such as: Internet-based approvals that allow previously time-consuming paper-based processes to be carried out in real time; promotional planning that bridges the gap between the merchandiser's promotional planning process and the marketer's production planning and delivery, allowing retailers to deliver more market versions, faster; and digital pre-flighting that automates the once time-consuming manual process for newspapers to accept digital ads, check for inconsistencies and match the ad to the booking order.

     Engage's solutions are built using industry-standard components from the leading technology suppliers to ensure interoperability and compatibility with existing IT infrastructures. Oracle and Sybase databases, together with Sun Microsystems hardware, allows for scalability from a small workgroup configuration to a fully redundant enterprise system with several hundred users. Client support is available on both Macintosh and Windows platforms or via the Web.

     Our systems are tightly integrated with leading graphical arts applications such as Quark Xpress and Adobe InDesign. An Engage solution does not replace these tools; it improves the process and provides an infrastructure that allows operators using those tools to be more productive.

     We provide an extensive range of professional services to help our customers get the most from their Engage solution -- from initial design through ongoing implementation. Our extensive experience with digital asset management and workflow automation solutions enables us to help our clients achieve high levels of efficiency, performance and satisfaction in today's sophisticated enterprise environments. Engage professional services provide design and implementation, training, and project management services. They also help customers integrate our products into the customer's existing technology infrastructure. We also provide maintenance and support services to software customers pursuant to annual maintenance agreements. These services include software version updates, as well as telephone and on-site support. We offer a variety of support services, including a customer call center and a dedicated technical support Web site on a 24 hours per day, seven days per week basis.

     For the fiscal years ended July 31, 2000, 2001 and 2002, revenue from software products and professional services was $46.8 million, $43.3 million and $21.4 million, respectively. For the fiscal years ended July 31, 2000, 2001 and 2002 we spent $11.3 million, $11.8 million and $8.3 million, respectively, on research and development.

SALES AND MARKETING

     As of July 31, 2002, our sales and marketing organization consisted of 50 employees. We sell our software products primarily through a direct sales force operating out of our Andover, Massachusetts headquarters and our London-based U.K. subsidiary. We employ both sales representatives and sales engineers. Sales representatives handle incoming calls, help generate qualified leads and generally advance the sales process. Sales engineers provide comprehensive pre-sales technical services and support, including creating and delivering technical and architectural presentations, product demonstrations and product training, as well as post-sales support. A single account manager is assigned to each account within each territory.

     An important element of our sales strategy is to build business relationships with third parties to assist us in marketing and selling our products. In April 2002, we hired an experienced strategic alliance executive in a newly created position of Vice President of Partnerships and Alliances to head a team tasked with strengthening and growing our third party relationships. We have entered into and will continue to enter into reseller and original equipment manufacturer relationships where our partners resell and possibly customize our products for sale. We have also entered into co-marketing arrangements, in which we work together with our partners to promote and generate sales referrals for each other's respective products.

     To support our sales efforts and actively promote the Engage brand, we conduct marketing programs, including public relations, direct marketing campaigns, online advertisements, seminars, trade shows, webinars and ongoing customer communication programs.

OPERATING INFRASTRUCTURE

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

COMPETITION

     The market for digital asset management and automated workflow solutions is new, rapidly evolving and intensely competitive. We expect competition to increase both from existing competitors and new market entrants for various components of our solution. We compete primarily on the basis of product features and performance, quantifiable return on investment, level of service and, to a lesser extent, on price. Our belief is that the combination of digital asset management, workflow and vertical applications is the basis of our competitive advantage. The primary competitors to our advertising production solutions are digital asset management software, digital pre-press services, "boutique" promotion solutions companies and catalog management software.

     A number of our current competitors have longer operating histories, greater name recognition and substantially greater financial, technical and financial resources than we do. Some of our current and potential competitors also may have more extensive customer bases and larger proprietary databases. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to more effectively distribute their products or to enhance their product and service offerings.

CORPORATE HISTORY

     We were incorporated in Delaware on July 18, 1995 as Engage Technologies, Inc. On April 28, 2000, we changed our name to Engage, Inc. Our principal executive offices are located at 100 Brickstone Square, Andover, Massachusetts 01810. Our telephone number is (978) 684-3884.

     From our initial public offering in July 1999 through September 9, 2002, we operated as a majority-owned subsidiary of CMGI. In September 2002, we completed a transaction with CMGI pursuant to which all outstanding debt to CMGI (approximately $65 million) was cancelled and all of CMGI's equity holdings in Engage (approximately 148,417,801 shares of common stock) were transferred back to the Company and cancelled.

RECENT PRODUCT DEVELOPMENTS

     We made the following recent product announcements:

     - In February 2002, we announced the release of ApprovalServer 1.2, a new version that provides enhancements for a more automated and streamlined online approval process.

     - In April 2002, we rolled out ContentServer 7.0, the enterprise platform version that enabled us to offer packaged, market version solutions for retailers, newspapers, agencies and Fortune 1000 corporations.

     - In June 2002, we announced our new packaged industry solutions; Engage for Retailers, Engage for Newspapers, Engage for Agencies, and Engage for Corporations.

     - In September 2002, we unveiled PromoPlanner 2.0. PromoPlanner is an integral component of the Engage for Retailers advertising production system.

EMPLOYEES

     As of July 31, 2002, we had 172 employees; of these employees, 43 were in research and development, 59 were in customer support and operations, 50 were in selling and marketing, and 20 were in administration. Of these 172 employees, 125 employees were located in the United States and 47 employees were located internationally.

     We believe that our future success depends on our ability to attract and retain highly skilled engineering, sales and marketing, and senior management personnel. Competition for such personnel is intense, and there can be no assurance that we will continue to be able to attract and retain high-caliber employees. We also utilize offshore software developers, which gives us access to technical talent at a favorable cost.

     We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

SEASONALITY

     We believe that our business is subject to minor seasonal fluctuations. In the third calendar quarter, potential customers in retail marketing focus their attention on holiday advertising planning. And, in the fourth calendar quarter, potential customers within the newspaper industry typically focus their attention on holiday advertising. As a result, few sales opportunities occur in the newspaper industry in the fourth calendar quarter of the year. Our revenue could be materially reduced by a decline in the economic prospects of marketers or in the economy in general, which could alter current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

ITEM 2. PROPERTIES

     Our properties consist of leased office facilities for sales and marketing, research and development, consulting, and administrative personnel. Through September 2002, our properties included approximately 103,000 square feet of space located in Andover, Massachusetts that we sublet from CMGI and used as our corporate offices. The sublease was to expire in October 2007. In September 2002, in connection with our transaction with CMGI, we amended the sublease, to reduce the space to 36,000 square feet and change the termination date to December 31, 2002 with an option to renew until June 2003. Currently we are attempting to lease space for our corporate offices beginning in January 2003. We expect to be able to find sufficient space on commercially reasonable terms.

     We also lease other office facilities in various locations in the United States and abroad. We believe that our facilities exceed our current needs and we are working to reduce our facility obligations to better match our expected future staffing levels. See note 9 of notes to our consolidated financial statements for information regarding our lease obligations.

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

     Motions to dismiss the Consolidated Class Action Complaint have been filed on behalf of the underwriter defendants and the issuer defendants.

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

     The foregoing actions subsequently were consolidated. On or about October 18, 2002, the parties to the litigation filed a Stipulation and Order of Dismissal, dismissing the consolidated action with prejudice. In connection with the stipulation of dismissal, the parties are negotiating the reimbursement of a portion of plaintiff's counsel's fees. We do not believe that the resolution of this issue will have a material impact on our financial condition.

     We are currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended July 31, 2002.

                                    PART II.

ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     From our initial public offering in July 1999 through August 14, 2002 our common stock was traded on the Nasdaq National Market under the symbol "ENGA." On August 15, 2002, our common stock was delisted from the Nasdaq National Market and began trading on the Over-the-Counter Bulletin Board ("OTCBB"), under the symbol "ENGA." We appealed the delisting decision to the Nasdaq Listing and Hearing Review Council, but on October 28, 2002, we received the Listing Council's decision affirming the delisting decision. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock, as reported by the Nasdaq National Market and the OTCBB, for each quarterly period within our two most recent fiscal years.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal 2001:
  Quarter ended October 31, 2000............................  $15.00   $3.19
  Quarter ended January 31, 2001............................    4.69    0.63
  Quarter ended April 30, 2001..............................    2.06    0.44
  Quarter ended July 31, 2001...............................    1.50    0.31

Fiscal 2002:
  Quarter ended October 31, 2001............................  $ 0.55   $0.16
  Quarter ended January 31, 2002............................    0.85    0.20
  Quarter ended April 30, 2002..............................    0.40    0.20
  Quarter ended July 31, 2002...............................    0.24    0.04

STOCKHOLDERS

     As of November 8, 2002, there were approximately 1,060 stockholders of record of our common stock and, according to our estimates, approximately 19,000 beneficial owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In September 2002, in connection with the transaction with CMGI in which CMGI cancelled all debt we owed to CMGI and CMGI transferred all equity in Engage owned by CMGI back to Engage, we issued to CMGI a warrant to purchase up to 9.9% of our outstanding common stock as of the time of exercise. The warrant is exercisable at an exercise price of $.045 per share. No person acted as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected consolidated condensed financial information for the five years in the period ended July 31, 2002. The following selected consolidated condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report. The following consolidated condensed financial data includes the results of operations of prior acquisitions. In 1998, we acquired Accipiter and in 2000, we acquired MediaBridge. The acquisition of Accipiter has been accounted for as a combination of entities under common control (i.e. "as-if pooling"). Accordingly, the results of operations of Accipiter have been included in our consolidated results of operations beginning on the date it was acquired by CMGI, April 1998. See note 4 to our consolidated financial statements for further information concerning these acquisitions. The historical results presented herein are not necessarily indicative of future results.

                                                         YEAR ENDED JULY 31,
                                      ---------------------------------------------------------
                                        1998       1999        2000         2001         2002
                                      --------   --------   ----------   -----------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................  $  2,217   $ 13,397   $   46,808   $    43,348   $ 21,407
Cost of revenue.....................     2,238      7,173       10,363        28,523     27,818
Operating loss......................   (22,905)   (21,302)     (29,178)     (238,977)   (90,351)
Loss from continuing operations.....   (13,837)   (22,465)     (25,022)     (235,028)   (92,350)
Loss from discontinued operations...    (6,687)   (24,162)    (352,848)   (1,025,268)      (602)
Gain (loss) from disposal of
  discontinued operations...........        --         --           --       (16,707)     1,056
Net loss............................   (20,524)   (46,627)    (377,870)   (1,277,003)   (91,896)

BASIC AND DILUTED NET LOSS PER SHARE
  DATA:
Continuing operations...............        --         --           --         (1.21)     (0.47)
Discontinued operations.............        --         --           --         (5.26)        --
Disposal of discontinued
  operations........................        --         --           --         (0.09)        --

PRO FORMA BASIC AND DILUTED LOSS PER
  SHARE DATA:
Continuing operations...............     (0.40)     (0.29)       (0.17)           --         --
Discontinued operations.............     (0.20)     (0.32)       (2.44)           --         --

Total assets........................    24,452    207,041    1,132,897       132,837     27,147
Short-term debt.....................    12,328     45,156        6,660         4,499     61,986
Long-term obligations...............        12      1,944       32,315        41,266        417
Stockholders' (deficit) equity......     7,190    127,783    1,018,328        27,954    (56,022)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Engage sells software that enables publishers, advertisers and merchants to streamline the creation, approval, production and re-purposing of advertising and other marketing material.

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

     In the past two years, we have undertaken a number of restructuring activities and implemented significant cost saving measures in an effort to bring costs in line with revenue and strengthen our financial performance. Since August 1, 2000, we have reduced our employee headcount from 1,116 to 172 at July 31, 2002. We have discontinued the operations of our Media segment, sold the assets of our Internet advertising business, have closed several of our offices, terminated leases and consolidated operations as our on-going business needs have allowed. As a result of these efforts, we have incurred restructuring charges from continuing operations of approximately $2.4 million and $2.3 million for the fiscal years ended July 31, 2001 and 2002, respectively.

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

     In September 2002, we completed a transaction with CMGI pursuant to which all outstanding debt to CMGI (approximately $65 million) was cancelled and all of CMGI's equity holdings in Engage (approximately 148,417,801 shares of common stock) were transferred back to Engage and cancelled. In exchange, we paid $2.5 million in cash to CMGI, signed a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company, and issued a warrant to CMGI to purchase up to 9.9% of our outstanding common stock at the time of exercise at an exercise price of $.045 per share. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income (defined as Engage's operating income/loss plus the sum of (i) amortization expense and impairment charges and (ii) amortization of stock-based compensation, as reported in our financial statements for the fiscal quarter in question included in the applicable quarterly or annual (as applicable) report filed with the Securities and Exchange Commission for such quarter) starting with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if payments under the earn-out agreement exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

     In October 2002, we consummated a transaction whereby we sold substantially all of the assets of our Internet advertising business to Accipiter Solutions, Inc., a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise at an exercise price of $.001 per share, assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. We do not anticipate the resulting gain or loss from this transaction will have a material impact on our financial condition or results of operations.

ACQUISITIONS AND DISCONTINUED OPERATIONS

     The following acquisitions were closed during fiscal 2000 and 2001. No acquisitions were closed during fiscal 2002:

     In June 2000, we acquired a majority ownership position in Engage Technologies Japan, KK, our joint venture with Sumitomo Corporation. In November 2001, we increased our ownership percentage in Engage Technologies Japan, KK from 66.6% to 94.0% through the issuance of 1 million shares of common stock valued at $250,000 to Sumitomo Corporation, a minority stockholder in Engage Japan, Inc. As of April 2002, we had ceased the operations of Engage Japan, Inc. We intend to service the Japanese market through both our US and foreign subsidiaries.

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

     The following summarizes acquisitions and discontinued operations within our discontinued Media segment:

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

     In August 2000, we acquired Space Media Holdings Limited, an Internet marketing network in Asia, for total purchase consideration of approximately $35.8 million.

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

     We have classified all Media operations as discontinued operations for all periods presented.

COMPARISON OF FISCAL 2001 TO FISCAL 2002

 REVENUE, COST OF REVENUE AND GROSS MARGIN

     Revenue is derived primarily through the sale of software licenses and related software and consulting services. Services and support revenue includes fees charged for training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as payroll, royalties, amortization of developed technology intangible asset, benefits and allocated overhead of our support and consulting groups.

     Product revenue decreased from $17.9 million in the year ended July 31, 2001 to $5.8 million in the year ended July 31, 2002, a 68% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our Internet advertising products, which include our AdManager and ProfileServer software. Services and support revenue decreased from $25.4 million in the year ended July 31, 2001 to

$15.6 million in the year ended July 31, 2002, a 38% decrease. During fiscal 2001, we recognized services and support revenue on two significant consulting projects. These projects were not fully replaced in fiscal 2002, resulting in the decline in services and support revenue from fiscal 2001 to fiscal 2002. Product revenue generated from sales of our Internet advertising products amounted to $15.1 million and $3.8 million for the years ended July 31, 2001 and 2002, respectively. Services and support revenue generated from sales of our Internet advertising products amounted to $10.2 million and $6.8 million for the years ended July 31, 2001 and 2002, respectively. In October 2002, we sold substantially all of the assets of our Internet advertising business. Accordingly, revenue from these Internet advertising products, services and support will cease beginning with the second quarter of our fiscal 2003.

     Product gross margin decreased from 74% in the year ended July 31, 2001 to
(121)% in the year ended July 31, 2002. The decrease in product gross margin is due to the significant decline in product revenue, the relatively fixed nature of amortization of developed technology, and an impairment charge of $6.5 million on developed technology recorded during the final quarter of the year ended July 31, 2002. Additionally, during the year ended July 31, 2001, we reversed approximately $900,000 in royalties recorded in prior periods upon settlement of the related obligations. Product gross margin for the fourth quarter of the year ended July 31, 2002 were negatively impacted by the impairment charge addressed above. Product revenue represented $17.9 million or 41% of total revenue in the year ended July 31, 2001 as compared to $5.8 million or 27% of total revenue in the year ended July 31, 2002.

     Services and support gross margin decreased from 6% in the year ended July 31, 2001 to 4% in the year ended July 31, 2002. The decline in services and support gross margin is due to a decline in services and support revenue during the year ended July 31, 2002, which was not fully offset by our reduction in payroll and related costs within our services and support department. Additionally, service and support gross margin during the final quarter of the year ended July 31, 2002, as well as for the year ended July 31, 2002 was negatively impacted by underutilization of our professional services staff due to a decline in consulting and related projects.

     Sales to two customers accounted for 13% and 12% of our total revenue for the year ended July 31, 2001. No single customer accounted for more than 10% of our total revenue for the year ended July 31, 2002. Our customer base consists of geographically diverse customers concentrated primarily in the newspaper and retail industries.

     We anticipate that our overall gross margin may increase through moderate license sales and higher service margins achieved primarily through better utilization of our professional services staff. In addition, we will no longer recognize amortization of developed technology due to the impairment in fiscal 2002. Overall, our business strategy is to concentrate our efforts more on the licensing of our software products, which generally provide higher gross margins, and to utilize partnership arrangements with various service organizations that will be trained to provide both services and support on our installed software base. While we do not anticipate a decline in our services and support revenue, we would expect to see higher overall margins due to a greater proportion of our total revenue being generated by license sales.

 OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses decreased from $11.8 million in the year ended July 31, 2001 to $8.3 million in the year ended July 31, 2002, a 30% decrease. This decrease was primarily due to savings related to restructuring activities in the latter half of fiscal 2001 and the first quarter of fiscal 2002, offset somewhat by the inclusion of the MediaBridge results in the full year ended July 31, 2002. Our average research and development staff decreased 38% for the year ended July 31, 2002 as compared to the year ended July 31, 2001. Research and development expenses were 27% of revenue for the year ended July 31, 2001 compared to 39% of revenue for the year ended July 31, 2002. The increase in research and development expenses as a percentage of revenue is the result of the decrease in revenue without proportionate savings in expenses, a reflection of our continued efforts to further develop our products.

     Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses decreased from $41.5 million in the year ended July 31, 2001 to $12.8 million in the year ended July 31, 2002, a 69% decrease. The decrease was primarily due a decrease in spending on marketing initiatives, reductions in travel and consulting expenses resulting from cost control measures and a general reduction in our size during the year ended July 31, 2002, offset by increased costs resulting from our acquisition of MediaBridge in September 2001. Overall, our average sales and marketing staff decreased 61% for the year ended July 31, 2002 compared to the year ended July 31, 2001. Sales and marketing expenses were 96% of revenue for the year ended July 31, 2001 compared to 60% of revenue for the year ended July 31, 2002. The decrease in sales and marketing costs as a percentage of revenue are the result of our efforts to cut costs, including payroll costs and marketing expenses, due to our declining revenues for the year ended July 31, 2002.

     General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, facility and related costs, bad debt expense and depreciation expense. General and administrative expenses decreased from $19.1 million in the year ended July 31, 2001 to $10.6 million in the year ended July 31, 2002, a 44% decrease. The decrease was primarily due to decreases in payroll and related costs, as well as a decrease in bad debt expense resulting from $1.8 million of expenses recorded during the year ended July 31, 2001, compared to a net recovery of $19,000 recorded during the year ended July 31, 2002. These savings were partially offset by an accrual of approximately $2.6 million related to future estimated net lease and occupancy costs for certain facilities leased from an affiliate that are no longer occupied by the company. The accrual is based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that the Company may be able to enter into during future periods. Overall, our average general and administrative staff decreased 55% for the year ended July 31, 2002 as compared to the year ended July 31, 2001. General and administrative costs were 44% of revenue for the year ended July 31, 2001 compared to 50% of revenue for the year ended July 31, 2002. The increase in general and administrative expenses as a percentage of revenue was the result of the $2.6 million in accrued facility costs, offset somewhat by the change in bad debt expense and a decrease in payroll related costs resulting from efforts to cut costs in light of declining revenues.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles decreased from $176.3 million in the year ended July 31, 2001 to $48.7 million in the year ended July 31, 2002, a 72% decrease. The decrease was due to a decrease in the amount of goodwill and other intangibles to be amortized in the year ended July 31, 2002 as compared to the year ended July 31, 2001. During the year ended July 31, 2001, we experienced negative revenue growth due to worsening general macroeconomic conditions and a decrease in both the size and quantity of orders for our ad serving and content management software solutions. As a result, during management's quarterly and year-end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets, including those established through our MediaBridge acquisition in September 2000, were not fully recoverable. Accordingly, in the quarter ended July 31, 2001, we recorded a $109.0 million impairment charge which reduced the goodwill and other intangible asset base that needed to be amortized in the year ended July 31, 2002. During the year ended July 31, 2002, we continued to experience negative revenue growth due to a decrease in the size and quantity of orders for both our ad serving and content management solutions. Additionally, in the fourth quarter of the year ended July 31, 2002, CMGI rescinded their offer to acquire all of the outstanding shares of the Company, leaving doubt about our ability to raise additional financing to fund operations. As a result of these factors, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Software segment were fully impaired. Accordingly, in the quarter ended July 31, 2002, we recorded an additional impairment charge of $25.6 million, which eliminated all goodwill and other intangibles recorded in prior acquisitions. As a result, we do not anticipate future amortization and impairment expenses.

     We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of companies acquired. During these reviews, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets.

     Restructuring Costs, net. Restructuring expense decreased from $2.4 million for the year ended July 31, 2001 to $2.3 million in the year ended July 31, 2002. Restructuring expense during the year ended July 31, 2001 consisted of approximately $2.0 million of severance and approximately $433,000 for facilities we exited due to centralizing MediaBridge personnel in our corporate offices. Restructuring expense during the year ended July 31, 2002 consisted of approximately $2.1 million of severance and approximately $80,000 for facilities and other leases we exited due to closing certain International offices.

     Stock Compensation. Stock compensation expense decreased from $1.9 million in the year ended July 31, 2001 to $1.2 million in the year ended July 31, 2002, a 39% decrease. The decrease relates to the termination of employment of certain individuals for whom stock compensation costs were being recognized prior to the employees termination.

  OTHER INCOME (EXPENSE)

     Interest Income. Interest income decreased from $4.9 million in the year ended July 31, 2001 to $584,000 in the year ended July 31, 2002, a 88% decrease. The decrease in interest income was primarily due to lower cash equivalents and short-term investment balances during fiscal 2002 compared to fiscal 2001. We anticipate that interest income will decrease in the year ended July 31, 2003 as compared July 31, 2002 as a result of both lower rates of return and a reduced balance in cash and short-term investments.

     Interest Expense. Interest expense increased from $50,000 in the year ended July 31, 2001 to $3.6 million in the year ended July 31, 2002, a 7,098% increase. The increase was a result of converting amounts we owed to CMGI into debt in October 2001 and the related interest on that debt from October 2001 to July 2002. We anticipate that interest expense will decrease in the year ended July 31, 2003 as compared to the year ended July 31, 2002 as a result of the settlement of the amounts owed to CMGI in September 2002.

     Minority Interest. Minority interest decreased from $1.1 million for the year ended July 31, 2001 to $109,000 for the year ended July 31, 2002, a 90% decrease. Minority interest reflects the minority shareholders' share of the losses of Engage Technologies Japan. This subsidiary was closed during the second quarter of fiscal 2002, resulting in the decrease in minority interest in the year ended July 31, 2002 as compared to the year ended July 31, 2001.

     Other Income (Expense), net. Other income (expense), net increased from $2.1 million expense for the year ended July 31, 2001 to $907,000 income for the year ended July 31, 2002. Other expense for the year ended July 31, 2001 included approximately $2.0 million related to an impairment write-off of an equity investment in a non-public company. Other income for the year ended July 31, 2002 was primarily related to net exchange gains realized, offset somewhat by losses on the impairment write-down of an equity investment.

  DISCONTINUED OPERATIONS

     Loss From Discontinued Operations. Loss from discontinued operations decreased from $1.03 billion in the year ended July 31, 2001 to $602,000 in the year ended July 31, 2002. Loss on discontinued operations in the year ended July 31, 2002 represents the net losses for our media operations in excess of prior estimates recorded during the year ended July 31, 2001 as a result of a decision made in September 2001 to exit the Media segment.

     Gain (Loss) From Disposal of Discontinued Operations. Loss from disposal of discontinued operations was $16.7 million in the year ended July 31, 2001, compared to a gain of $1.1 million in the year ended July 31, 2002. The loss from disposal of discontinued operations for the year ended July 31, 2001 consisted of $8.9 million related to the write-down of media fixed assets to their estimated net realizable value, $3.3 million related to estimated losses for the period August 1, 2001 through the date that media operations cease and

$4.5 million related to costs directly associated with the decision to divest, including post-divestiture reorganization costs. The gain from disposal of discontinued operations for the year ended July 31, 2002 is the result of a difference between our estimated disposal costs at July 31, 2001 as compared to actual disposal costs, related primarily to better than anticipated results in negotiating the termination of several equipment leases.

COMPARISON OF FISCAL 2000 TO FISCAL 2001

  REVENUE, COST OF REVENUE AND GROSS MARGIN

     Product revenue decreased from $37.5 million in the year ended July 31, 2000 to $17.9 million in the year ended July 31, 2001, a 52% decrease. The decrease in product revenue was due primarily to a decrease in license revenue related to our ProfileServer software. In the fourth fiscal quarter of 2000, we recorded $13.2 million of software revenue from a license agreement with Compaq Computer Corporation, a reseller that was an affiliate, and two large sales of ProfileServer and AdManager products aggregating approximately $7.3 million. Service revenue increased from $9.3 million in the year ended July 31, 2001 to $25.4 million in the year ended July 31, 2001, a 173% increase. The increase in service revenue is the direct result of our September 2000 acquisition of MediaBridge and to a lesser extent, an increase in maintenance revenue resulting from the large license arrangements completed in the fourth fiscal quarter of 2000. License arrangements from products acquired from MediaBridge typically include a large amount of consulting services as compared to fiscal 2000 license arrangements that were substantially comprised of license fees and included only a small amount of consulting services. Product revenue generated from the sales of our Internet advertising products amounted to $37.5 million and $15.1 million for the years ended July 31, 2000 and 2001, respectively. Services and support revenue generated from sales of our Internet advertising products amounted to $9.3 million and $10.2 million for the years ended July 31, 2000 and 2001, respectively.

     Gross margin decreased from 78% in the year ended July 31, 2000 to 34% in the year ended July 31, 2001. The decrease in gross margin was the result of reduced, high margin product revenue and an increase in lower margin service revenue in the year ended July 31, 2001 as compared to the year ended July 31, 2000. Product revenue represented $37.5 million or 80% of total revenue in the year ended July 31, 2000 as compared to $17.9 million or 41% of total revenue in the year ended July 31, 2001. Cost of revenue increased primarily due to our acquisition of MediaBridge, which derived a substantial portion of its revenue from consulting services. Margins in fiscal 2001 were also negatively impacted by approximately $5.2 million of amortization charges related to developed technology acquired in the MediaBridge acquisition. Including acquisitions, our service staff increased 27% from July 31, 2000 to July 31, 2001. Additionally, in the year ended July 31, 2001, we settled a previously accrued royalty obligation resulting in a benefit to product cost of sales of $892,000.

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

     Selling and Marketing. Selling and marketing expenses increased from $38.3 million in the year ended July 31, 2000 to $41.5 million in the year ended July 31, 2001, an 8% increase. The increase in costs was primarily due to our acquisition of MediaBridge and an increase in advertising and trade show expenses, offset by reductions in travel and consulting expenses resulting from cost control measures and a general reduction in our size during the second half of the year ended July 31, 2001. Overall, including acquisitions, our sales and marketing staff decreased 61% from July 31, 2000 to July 31, 2001. Sales and marketing expenses were 82% of revenue for year ended July 31, 2000 compared to 96% of revenue for the year ended July 31, 2001.

     General and Administrative. General and administrative expenses increased from $11.0 million in the year ended July 31, 2000 to $19.1 million in the year ended July 31, 2001, a 74% increase. The increase in costs was primarily due to increases in payroll and related costs, accounting and legal fees, franchise taxes and a small increase in bad debt expense. In response to having a smaller organization structure and centralizing all domestic finance functions in our corporate office, our general and administrative headcount was reduced by 35% from July 31, 2000 to July 31, 2001. General and administrative costs were 23% of revenue for the year ended July 31, 2000 compared to 44% of revenue for the year ended July 31, 2001. This increase is the direct result of the decrease in revenue in the year ended July 31, 2001 and the existence of a general and administrative infrastructure that was developed to support an organization that was expected to grow in the year ended July 31, 2001.

     Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles increased from $4.7 million in the year ended July 31, 2000 to $176.3 million in the year ended July 31, 2001, a 3,651% increase. The increase was due to our acquisition of MediaBridge and amortization expense resulting from our recording $226.9 million of goodwill and other identifiable intangibles. Additionally, in the fourth fiscal quarter of 2001, we recorded $109.0 million of impairment related to our Software segment. During the year ended July 31, 2001, our Software segment experienced negative revenue growth due to worsening general macroeconomic conditions and a decrease in both the size and quantity of orders for our ad serving and content management software solutions. As a result, during management's quarterly and year-end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our software segment, including those established through our MediaBridge acquisition in September 2000, were not fully recoverable.

     Restructuring Costs, net. Restructuring expense was $2.4 million in the year ended July 31, 2001. We did not record any restructuring expense in the year ended July 31, 2000. Restructuring expense within continuing operations consisted of approximately $2.0 million of severance and approximately $433,000 for facilities we exited due to centralizing MediaBridge personnel in our corporate offices.

     Stock Compensation. Stock compensation expense increased from $347,000 in the year ended July 31, 2000 to $1.9 million in the year ended July 31, 2001, a 459% increase. Substantially all of the increase relates to amortization of deferred compensation related to stock options issued in our acquisition of MediaBridge in September 2000. We recorded approximately $7.0 million of deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. The amount recorded as deferred compensation for MediaBridge is being amortized to expense over three years, the remaining vesting period of the related stock options.

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

     Other Income (Expense), net. Other expense increased from $111,000 for the year ended July 31, 2000 to $2.1 million for the year ended July 31, 2001. Other expense for the period ended July 31, 2001 included approximately $2.0 million related to an impairment write-off of an equity investment in a non-public company.

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

     Gain (Loss) From Disposal of Discontinued Operations. Loss from disposal of discontinued operations was $16.7 million in the year ended July 31, 2001. The loss from disposal of discontinued operations consisted of $8.9 million related to the write-down of media fixed assets to their estimated net realizable value, $3.3 million related to estimated losses for the period August 1, 2001 through the date that media operations cease and $4.5 million related to costs directly associated with the decision to divest, including post-divestiture reorganization costs.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill impairments, contingencies, and restructuring costs. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements. Additionally, we consider revenue recognition to be a critical accounting policy.

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a significant customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

     We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     - significant negative industry or economic trends;

     - significant decline in our stock price for a sustained period; and

     - our market capitalization relative to net book value

     When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased from $33.3 million at July 31, 2001 to $17.7 million at July 31, 2002. Net cash used in operating activities was $18.0 million for the year ended July 31, 2002, consisting of $32.5 million used for continuing operations and $14.6 million provided by discontinued operations (principally collection of accounts receivable from our Media segment). Cash used for continuing operations resulted primarily from net losses and a decrease in accounts payable, accrued expenses and deferred revenue, which were partially offset by a decrease in accounts receivable, prepaid expenses, other current assets and other assets, and an increase in due to CMGI and affiliates. Net cash used for investing activities was $698,000 for the year ended July 31, 2002, related to the purchase of property and equipment. Net cash provided by financing activities was $4.4 million, consisting primarily of $8.0 million received from CMGI through their issuance of an $8.0 million note in October 2001, partially offset by repayments of long term debt and capital lease obligations totaling $3.7 million.

     In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal was to become due and payable on demand any time on or after August 1, 2002. Interest was compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note was paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. The note plus accrued interest was convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contained an anti-dilution provision whereby the conversion price was to be adjusted downward if we were to issue any shares of common stock at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may have been issued upon the conversion of this note. The note was collateralized by substantially all of our assets.

     In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal became due and payable on demand any time on or after August 1, 2002. The note was collateralized by substantially all of our assets. Interest was compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note was paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002.

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. This note was amended in February 2002. Under the terms of the promissory note, principal became due and payable on demand any time on or after August 1, 2002. Interest was compounded monthly and payable quarterly in arrears. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note was convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. The note was collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $11.0 million as of July 31, 2002.

     In September 2002, we completed a transaction with CMGI pursuant to which all outstanding debt to CMGI (approximately $65 million) was cancelled and all of CMGI's equity holdings in Engage (approximately 148,417,801 shares of common stock) were transferred back to Engage and cancelled. In exchange, we paid $2.5 million in cash to CMGI, signed a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company, and issued a warrant to CMGI to purchase up to 9.9% of our outstanding common stock at the time of exercise at an exercise price of $.045 per share. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income (defined as Engage's operating income/loss plus the sum of (i) amortization expense and impairment charges and (ii) amortization of stock-based compensation, as reported in our financial statements for the fiscal quarter in question included in the applicable quarterly or annual (as applicable) report filed with the Securities and Exchange Commission for such quarter) starting with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if payments under the earn-out agreement exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

     The following tables summarizes, on a pro forma basis, the impact on our balance sheet had the transaction been affected on July 31, 2002 and the resulting gain on settlement of affiliated debt had been recognized at that time:

                                                                    JULY 31, 2002
                                                              -------------------------
                                                                ACTUAL       PRO FORMA
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                       VALUE)
ASSETS
Cash and cash equivalents...................................  $   17,719    $   15,219
Total current assets........................................      23,060        20,560
Total assets................................................  $   27,147    $   24,647
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Debt to CMGI................................................  $   61,691    $       --
Due to CMGI affiliates......................................       2,710           978
Accrued expenses............................................      12,364        10,211
Total current liabilities...................................      82,752        17,176
Long-term debt, net of current portion......................          --         2,000
Other long-term liabilities.................................         388            94
Total liabilities...........................................      83,169        19,299

Common stock, $.01 par value, 350,000 shares authorized,
  196,062 and 48,218 shares issued and outstanding at July
  31, 2002 and July 31, 2002
  (pro forma), respectively.................................       1,961           483
Additional paid-in capital..................................   3,684,066     3,746,914
Total stockholders' equity (deficit)........................     (56,022)        5,348
Total liabilities and stockholders' equity (deficit)........  $   27,147    $   24,647
                                                              ==========    ==========

     As of July 31, 2002, we had $17.7 million of cash and cash equivalents. In August and September of 2002, we made payments totaling in excess of $5.5 million in connection with the settlement of amounts owed to a CMGI affiliate, the settlement of certain lease obligations, the payment of our annual insurance for directors and officers, and the settlement of the transaction with CMGI. These payments were in addition to normal operating expenditures. Aside from these payments, we have no material commitments for capital expenditures and we anticipate that expenditures will decrease for the immediate future as we continue to cut costs with our efforts to size our business to our revenue base.

     The following summarizes anticipated contractual obligations for operating leases, amounts due to CMGI under the terms of the transaction with CMGI (excluding contingent amounts which could be owed in future earn-out payments) and amounts owed to a CMGI subsidiary during each of the fiscal years ended July 31:

                                                                CMGI TRANSACTION
                                                    OPERATING       AND CMGI
                                                     LEASES        SUBSIDIARY      TOTAL
                                                    ---------   ----------------   ------
                                                               (IN THOUSANDS)
2003..............................................   $1,339          $3,500        $4,839
2004..............................................      801              --           801
2005..............................................      150              --           150
2006..............................................       --              --            --
2007..............................................       --           2,000         2,000
                                                     ------          ------        ------
                                                     $2,290          $5,500        $7,790
                                                     ======          ======        ======

     During our most recent fiscal year, we have undergone a significant transition, exiting the Media business and restructuring ourselves to be a leader in providing software that enables publishers, advertisers and merchants to streamline the creation, approval, production and re-purposing of advertising and other marketing material. Included in this transition was a complete turnover of our senior management team, as well as significant changes within our Board of Directors. In conjunction with the Board of Directors, the new management team has developed an operational plan that it believes will allow us to strengthen existing and develop new sales channels. In addition, the operational plan has brought our costs more in line with projected revenue growth.

     At July 31, 2002, we had a working capital deficit of $59,692,000, an accumulated deficit of $3.7 billion, and have reported losses from operations since inception. We have used cash from continuing operations of $41,182,000, $50,961,000 and $32,530,000 in the years ended July 31, 2000, 2001 and 2002, respectively. We anticipate incurring additional losses throughout our next fiscal year. Management has taken several actions to ensure that we continue as a going concern through July 31, 2002, including actual and planned reductions in operating expenses through headcount reductions, the closure of several facilities, and the restructuring of amounts due to our former parent company, CMGI, discussed above. Based upon our cash flow estimates, we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, and collections of accounts receivable for both our continuing and discontinued operations, among other assumptions, including the improvement in the overall macroeconomic environment. Our sales estimates include revenue from new sales channels for which we have no historical basis to make estimates and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing costs in proportion to any shortfall in projected sales. Our continued collection of accounts receivable from discontinued operations may be hindered by the old age of the outstanding balances, the financial status of the debtors, the fact that uncollected amounts are comprised of a large number of small balances, and the ability to continue to devote internal resources to the collection effort.

     Additionally, we will attempt to raise funds through the issuance of equity or convertible debt securities. However, our common stock was delisted from the Nasdaq Stock Market effective with the open of business on August 15, 2002. Our common stock currently is now quoted on the NASD's OTC Bulletin Board. The continued delisting of our common stock may make our stock less attractive to third parties, which could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses. In addition, we can no longer rely on financing from CMGI since we completed our transaction with CMGI in September 2002. Accordingly, we cannot assure you that we will be able to obtain equity financing on commercially reasonable terms, or at all.

     If funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPRD")

     We originally allocated part of the purchase price of our MediaBridge acquisition to IPRD as part of our allocation of the purchase price of each allocation. See note 4 of notes to our consolidated financial statements for additional disclosure related to amounts allocated to IPRD.

FOREIGN OPERATIONS

     The results of our international operations are subject to currency fluctuations. As of July 31, 2002, we had subsidiaries in the United Kingdom and Sweden. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. As a result of the decrease in our foreign operations, we expect that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects:

     - that we expect to find sufficient office space on commercially reasonable terms by January 2003;

     - that we anticipate that our overall gross margins may increase;

     - that we do not anticipate a decline in service and support revenue, but expect higher overall margins due to a greater proportion of license sales;

     - that we anticipate that we will incur no future amortization and impairment expenses;

     - that we anticipate that interest income will decrease in fiscal 2003 as compared to fiscal 2002;

     - that we anticipate that interest expense will decrease in fiscal 2003 as compared to fiscal 2002;

     - that we anticipate that expenditures will decrease for the immediate future;

     - that we believe that our operational plan will allow us to develop new and strengthen existing sales channels;

     - that we anticipate that our available cash resources will be sufficient to meet our needs for working capital and capital expenditures for at least the next twelve months; and

     - that we expect to be able to procure services and technology from outside sources prior to the termination of the Transition Services Agreement with CMGI.

     We caution investors that there are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below in "Factors that May Affect Future Results and Market Price of Stock" and elsewhere throughout this report. All information set forth in this Form 10-K is as of the date of this Form 10-K, and we undertake no duty or obligation to update this information, unless required by law.

                   FACTORS THAT MAY AFFECT FUTURE RESULTS AND
                             MARKET PRICE OF STOCK

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE INCURRING CONTINUED LOSSES AND WE MAY NOT CONTINUE AS A GOING CONCERN.

     We have never been profitable. We have incurred net losses totaling $1.8 billion from inception to July 31, 2002. Although we have reduced expenditures through our restructuring efforts, the elimination of our media segment, the elimination of most of our debt and the sale of our interactive business, we expect to continue to incur losses for at least the next four quarters. We will need to generate significant additional revenue to achieve profitability. We may not achieve profitability. If our revenue grows more slowly than we currently anticipate or if our operating expenses either increase or cannot be reduced in light of lower revenue, our business, results of operations and financial condition will be materially and adversely affected and we may not continue as a going concern.

WE WILL LIKELY NEED ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN.

     To support our operations to date, we have relied upon equity financings, cash from operations and loans from our former majority stockholder, CMGI. While we have effected a number of restructuring efforts and are implementing a new operating strategy in an effort to accelerate our ability to achieve profitability, we expect to incur operating losses for at least the next four quarters. Obtaining additional financing may be difficult and will be subject to a number of factors, including:

     - economic and market conditions generally;

     - our operating performance; and

     - investor sentiment, particularly for companies in our industry.

     In addition, we can no longer rely upon CMGI to provide us with needed cash and the delisting of our common stock from the Nasdaq National Market may affect our ability to enter into future equity financing transactions. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If funds are needed to fund our operating needs and we are unable to raise such capital, we would not be able to execute our business plan and our financial condition would be materially and adversely affected.

IF WE ARE UNABLE TO IMPLEMENT SUCCESSFULLY OUR NEW OPERATING STRATEGY OUR BUSINESS MAY FAIL.

     Since September 2000, we have engaged in a number of restructuring efforts and implemented a new operating strategy designed to accelerate our ability to achieve positive operating cash flow. As part of the restructuring and implementation of our new operating strategy, we have significantly reduced the size of our workforce, consolidated offices, made significant expense reductions and, most importantly, eliminated our media segment and our interactive business in an effort to focus on the market for content management software for multichannel marketing. As a result of these efforts, we have incurred restructuring charges from continuing operations of approximately $2.4 million for the fiscal year ended July 31, 2001 and $2.3 million for the fiscal year ended July 31, 2002.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS.

     Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. Future revenue is difficult to forecast and for the foreseeable future will be influenced by the timing and amount of sales to new customers. It can, in some cases, take our sales organization several months to finalize a sale. This makes it difficult for us to predict the quarter in which a sale may occur. In addition, a number of factors, many of which are discussed elsewhere herein, may cause variations in our results of operations, including:

     - the success of our restructuring efforts;

     - our ability to operate without CMGI as a majority stockholder;

     - our ability to implement successfully our new operating strategy;

     - our ability to develop and introduce new and updated products;

     - the mix of our products sold; and

     - economic conditions in our industry and generally.

     Although we have reduced expenditures through our restructuring efforts, many of our continuing expenses, particularly personnel costs, are relatively fixed, and are incurred in part based on expectations of future revenue. We may be unable to effect additional restructuring measures or otherwise adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

     In addition, our business is subject to minor seasonal fluctuations. In the third calendar quarter, potential customers in retail marketing focus their attention on holiday advertising planning. And, in the fourth calendar quarter, potential customers within the newspaper industry typically focus their attention on holiday advertising. As a result, few sales opportunities occur in the newspaper industry in the fourth calendar quarter of the year.

     Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

WE HAVE RELIED HEAVILY ON CMGI IN THE PAST, BUT AS A RESULT OF OUR SEPTEMBER 2002 TRANSACTION WITH CMGI, WE WILL NO LONGER BE ABLE TO DO SO.

     We have been a majority-owned subsidiary of CMGI since our initial public offering in July 1999 and have relied heavily on CMGI for provision of administrative, financial, technology and other support and services. In September 2002, we entered into a transaction with CMGI pursuant to which all outstanding debt owed to CMGI (approximately $65 million) was cancelled and all of CMGI's equity holdings in Engage (approximately 148,417,801 shares of common stock) were transferred back to us and cancelled. In exchange, we paid $2.5 million in cash to CMGI, issued a $2.0 million non-interest bearing promissory note due in September 2006, and issued to CMGI a warrant to purchase up to 9.9% of our outstanding common stock as of the time of exercise at an exercise price of $.045 per share. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income starting with the quarter ending October 31, 2003. The aggregate amount due under the note and the earnout payments are never to exceed $6.0 million. Accordingly, to the extent that the earnouts payments made exceed $4.0 million as of the date the note becomes due, the amount due under the note will be reduced.

     As part of this transaction, the agreements pursuant to which CMGI provided us administrative and operating support and services have been amended or terminated. For instance, before this transaction, we sublet approximately 103,000 square feet of space for our administrative offices from CMGI pursuant to a sublease due to expire in October 2007. Under the terms of the transaction, this sublease was amended to reduce the space to 36,000 square feet and to accelerate the termination to December 31, 2002. We also entered into a Transition Services Agreement with CMGI, pursuant to which CMGI will provide us with specified services and technology during a transition period that ends upon the first of (i) our discontinuing the leasing of facilities from CMGI or (ii) we notify CMGI in writing of our desire to terminate such services. We believe that these agreements will allow us time to procure office space and similar services and technology from third parties. We cannot assure you, however, that we will be able to do so, and our inability to procure office space and critical services and technology in a timely manner and on commercially reasonable terms could materially and adversely impact our business.

     In addition, in the past we have relied extensively on CMGI for financial assistance. As of July 31, 2002, we owed CMGI approximately $60 million in debt. As part of the transaction with CMGI in September 2002, all of this pre-existing debt was cancelled, and we will no longer be able to rely on CMGI for financial support.

THE TERMS OF OUR SALES TO CMGI AFFILIATES COULD CHANGE.

     While we believe that the transactions between Engage and other affiliates of CMGI have been on arms'-length terms, it is possible that we might have received more favorable terms than we would have if we were not an affiliate of CMGI. The terms of our sales to affiliated customers could change because CMGI is no longer an affiliate of ours. In addition, CMGI has been instrumental in introducing us to customers and other business partners in the past. Because CMGI is no longer an affiliate, our business could be adversely affected.

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

     We design, develop and sell complex content management and marketing software that is crucial to the operation of the businesses of our customers. Defects in the solutions we develop could result in delayed or lost revenue, adverse customer reaction and negative publicity about Engage or our products and services or require expensive corrections. In addition, third party technology that is included in our products could contain errors or defects. Customers who are not satisfied with our products or services could bring claims against us for substantial damages, which, even if unsuccessful, would likely be time consuming and could result in costly litigation, payment of damages and negative publicity for our company and products. Such claims could have a material adverse effect on our business, financial condition and results of operations.

IF WE CANNOT DELIVER SATISFACTORY SUPPORT AND MAINTENANCE SERVICES TO OUR CLIENTS, OUR REVENUES MAY BE HARMED.

     Our customers generally purchase continuing support and maintenance services in conjunction with the purchase of our products. If demand for post-implementation support and maintenance is higher than we expect, we may not have sufficient personnel to deliver these services in a timely and effective manner to our customers. If our support and maintenance services personnel cannot satisfy our customers' demands for services, they may not purchase additional product upgrades to existing products or services from us. In addition, our reputation with potential customers may be damaged. Any inability to deliver satisfactory support and maintenance services to our clients could harm our revenues.

OUR BUSINESS MAY SUFFER AS A RESULT OF OUR REDUCTION IN WORKFORCE.

     Since we began the restructuring of our business in the first quarter of fiscal 2001, we have reduced our employee headcount from 1,116 to 172 at July 31, 2002. This reduction in workforce may negatively impact our ability to conduct business and serve our customers and vendor partners in a manner comparable with past practice, which could cause our business to suffer significantly. Further, our workforce reduction and loss of key management personnel could cause concern among our customers, vendors and other critical corporate relationships.

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

     International operations are subject to other inherent risks, including:

     - compliance with the laws and regulations of different countries;

     - difficulties in enforcing contractual obligations and intellectual property rights in some countries;

     - difficulties and costs of staffing and managing foreign operations; and

     - fluctuations in currency exchange rates.

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

WE WILL NEED TO RELY ON A NEW MANAGEMENT TEAM TO EFFECTIVELY IMPLEMENT OUR NEW OPERATING STRATEGY.

     John Barone was promoted to President and Chief Operating Officer in September 2002 and Lisa McAlister joined us as Chief Financial Officer in June 2002. Our success depends upon our management's ability to successfully implement our new operating strategy. Further, our business is largely dependent on the personal efforts and abilities of other members of senior management, as well as other key personnel. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

OUR COMMON STOCK HAS BEEN DELISTED FROM NASDAQ AND IS NOW TRADED ON THE OTC BULLETIN BOARD, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO BUY OR SELL SHARES AND FOR US TO ENTER INTO FUTURE EQUITY FINANCINGS.

     Our common stock was delisted from the Nasdaq Stock Market effective with the open of business on August 15, 2002. Our common stock currently is now quoted on the NASD's OTC Bulletin Board and may be adversely affected by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock. In addition, the continued delisting of our common stock may make our stock less attractive to third parties, which could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The price at which our common stock trades has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

     - actual or anticipated fluctuations in our results of operations;

     - changes in or our failure to meet securities analysts' expectations;

     - our ability to implement successfully our new operating strategy;

     - our ability to raise additional capital if needed;

     - technological innovations by us or our competitors;

     - increased competition;

     - additions or departures of key personnel;

     - future sales of or conversion of debt into common stock;

     - conditions and trends in our industry; and

     - general market conditions.

WE HAVE ADOPTED A STOCKHOLDER RIGHTS PLAN, OR POISON PILL, WHICH COULD DELAY OR DISCOURAGE TAKEOVER ATTEMPTS.

     In October 2002, our board of directors adopted a stockholder rights plan (which is more commonly known as a Poison Pill) and declared a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. Each of these rights entitle holders of our common stock to purchase one one-thousandth of a share of a new series of junior participating preferred stock. The rights generally become exercisable only if, without the approval of our board, someone (i) acquires 15% or more of our common stock or
(ii) announces a tender offer, the consummation of which would result in ownership of 15% or more of our common stock. Once exercisable, the Poison Pill allows our stockholders (other than the acquiror) to purchase our common stock or the stock of the acquiror at a substantial discount, thereby substantially diluting the holdings of the acquirer. The board adopted the Poison Pill to protect the interests of our stockholders in the event of an unsolicited takeover attempt and to encourage potential acquirers to negotiate fully with the board. The Poison Pill may, however, have the incidental effect of entrenching management and delaying or discouraging a change of control, merger or similar transaction even if the transaction would be favored by a majority of independent stockholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    32
Consolidated Balance Sheets as of July 31, 2001 and 2002....    33
Consolidated Statements of Operations for the three years
  ended July 31, 2002.......................................    34
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the three years ended July 31, 2002.........    35
Consolidated Statements of Cash Flows for the three years
  ended July 31, 2002.......................................    36
Notes to Consolidated Financial Statements..................    37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Engage, Inc.:

     We have audited the accompanying consolidated balance sheets of Engage, Inc. and subsidiaries as of July 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engage, Inc. and subsidiaries as of July 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses since inception, has an accumulated deficit and a working capital deficiency. These matters raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Boston, Massachusetts
October 1, 2002, except for Note 20(b) and (c), which is as of October 31, 2002

                                  ENGAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2001 AND 2002

                                                                          JULY 31,
                                                              ---------------------------------
                                                                   2001              2002
                                                              ---------------   ---------------
                                                              (IN THOUSANDS, EXCEPT PAR VALUE)
                                            ASSETS
Current assets:
Cash and cash equivalents...................................    $    33,261       $    17,719
Accounts receivable, less allowance for doubtful accounts of
  $1,782 and $1,068 at July 31, 2001 and 2002,
  respectively..............................................          7,432             3,006
Unbilled accounts receivable................................            925               690
Prepaid expenses and other current assets...................          1,221             1,615
Current assets of discontinued operations...................         13,016                30
                                                                -----------       -----------
     Total current assets...................................         55,855            23,060
                                                                -----------       -----------
Property and equipment, net.................................          7,094             3,919
Intangible assets, net of accumulated amortization of
  $83,180 at July 31, 2001..................................         61,389                --
Other assets................................................          7,258                60
Non-current assets of discontinued operations...............          1,241               108
                                                                -----------       -----------
     Total assets...........................................    $   132,837       $    27,147
                                                                ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of obligation under capital lease...........    $     2,806       $       295
Current portion of long-term debt...........................          1,693                --
Accounts payable............................................          5,903             3,357
Debt to CMGI................................................             --            61,691
Due to CMGI affiliates......................................          1,699             2,710
Accrued expenses............................................         38,396            12,364
Deferred revenue............................................          6,365             2,335
                                                                -----------       -----------
     Total current liabilities..............................         56,862            82,752
                                                                -----------       -----------
Debt to CMGI................................................         39,821                --
Deferred revenue............................................             24                29
Obligation under capital lease, net of current portion......            759                --
Long-term debt, net of current portion......................            266                --
Other long-term liabilities.................................            396               388
                                                                -----------       -----------
     Total liabilities......................................         98,128            83,169
                                                                -----------       -----------
Minority interest...........................................          6,755                --

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 5,000 shares authorized,
     0 shares issued and outstanding at July 31, 2001 and
     2002...................................................             --                --
  Common stock, $.01 par value, 350,000 shares authorized,
     196,539 and 196,062 shares issued and outstanding at
     July 31, 2001 and 2002, respectively...................          1,965             1,961
  Additional paid-in capital................................      3,774,494         3,684,066
  Deferred compensation.....................................         (4,337)           (1,062)
  Accumulated other comprehensive income (loss).............            558              (646)
  Accumulated deficit.......................................     (3,744,726)       (3,740,341)
                                                                -----------       -----------
     Total stockholders' equity (deficit)...................         27,954           (56,022)
                                                                -----------       -----------
     Total liabilities and stockholders' equity (deficit)...    $   132,837       $    27,147
                                                                ===========       ===========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 2000, 2001 AND 2002

                                                                     YEAR ENDED JULY 31,
                                                            -------------------------------------
                                                               2000          2001         2002
                                                            ----------   ------------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Product revenue.........................................  $  18,598    $    14,757    $  5,732
  Product revenue, related parties........................     18,908          3,163          26
  Services and support revenue............................      7,890         24,902      15,182
  Services and support revenue, related parties...........      1,412            526         467
                                                            ---------    -----------    --------
     Total revenue........................................     46,808         43,348      21,407
                                                            ---------    -----------    --------
Cost of revenue:
  Cost of product revenue.................................      1,345           (584)        393
  Cost of services and support revenue....................      9,018         23,948      15,084
  Amortization and impairment of developed technology.....         --          5,159      12,341
                                                            ---------    -----------    --------
     Total cost of revenue................................     10,363         28,523      27,818
                                                            ---------    -----------    --------
       Gross profit.......................................     36,445         14,825      (6,411)
                                                            ---------    -----------    --------
Operating expenses:
  In-process research and development.....................         --            700          --
  Research and development................................     11,281         11,849       8,339
  Selling and marketing...................................     38,330         41,470      12,838
  General and administrative..............................     10,964         19,104      10,615
  Amortization and impairment of goodwill and other
     intangibles..........................................      4,701        176,331      48,665
  Restructuring costs, net................................         --          2,408       2,297
  Stock compensation......................................        347          1,940       1,186
                                                            ---------    -----------    --------
     Total operating expenses.............................     65,623        253,802      83,940
                                                            ---------    -----------    --------
       Operating loss.....................................    (29,178)      (238,977)    (90,351)

Other income (expense):
  Interest income.........................................      5,173          4,935         584
  Interest expense........................................        (15)           (50)     (3,599)
  Equity in loss of joint venture.........................     (1,118)            --          --
  Minority interest.......................................        227          1,132         109
  Other income (expense), net.............................       (111)        (2,068)        907
                                                            ---------    -----------    --------
       Loss from continuing operations....................    (25,022)      (235,028)    (92,350)
                                                            ---------    -----------    --------
Discontinued operations:
  Loss from discontinued operations.......................   (352,848)    (1,025,268)       (602)
  Gain (loss) from disposal of discontinued operations....         --        (16,707)      1,056
                                                            ---------    -----------    --------
Net loss..................................................  $(377,870)   $(1,277,003)   $(91,896)
                                                            =========    ===========    ========
Basic and diluted net loss per share data:
Continuing operations.....................................               $     (1.21)   $  (0.47)
Discontinued operations...................................                     (5.26)         --
Disposal of discontinued operations.......................                     (0.09)         --
                                                                         -----------    --------
  Basic and diluted net loss per share....................               $     (6.56)   $  (0.47)
                                                                         ===========    ========

Pro forma basic and diluted net loss per share data:
Continuing operations.....................................  $   (0.17)
Discontinued operations...................................      (2.44)
                                                            ---------
  Pro forma basic and diluted net loss per share..........  $   (2.61)
                                                            =========

Weighted average number of basic and diluted shares
  outstanding.............................................                   194,756     196,419
                                                                         ===========    ========

Pro forma weighted average number of basic and diluted
  shares outstanding......................................    145,044
                                                            =========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JULY 31, 2000, 2001 AND 2002

                                         SERIES                                                        ACCUMULATED
                                       A PREFERRED                                                        OTHER
                                          STOCK          COMMON STOCK     ADDITIONAL                  COMPREHENSIVE
                                     ---------------   ----------------    PAID-IN       DEFERRED        INCOME       ACCUMULATED
                                     SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION      (LOSS)         DEFICIT
                                     ------   ------   -------   ------   ----------   ------------   -------------   -----------
Balance at July 31, 1999...........    69      $ 1      97,353   $ 973    $  215,901     $ (4,024)       $  (353)     $   (84,715)
Acquisitions.......................    --       --      64,217     642     1,077,552           --             --               --
Conversion of Adsmart preferred
  stock............................   (69)      (1)        694       7            (6)          --             --               --
Private placement of common stock,
  net of issuance costs of $825....    --       --       4,996      50        74,125           --             --               --
Conversion of debt to CMGI.........    --       --      10,179     102        74,827           --             --               --
Foreign currency translation
  adjustment.......................    --       --          --      --            --           --           (565)              --
Amortization of deferred
  compensation.....................    --       --          --      --            --          636             --               --
Exercise of stock options..........    --       --       2,980      30         3,610           --             --               --
Sale of common stock under Employee
  Stock Purchase Plan..............    --       --          75       1           764           --             --               --
Reversal of deferred compensation
  on forfeited stock options.......    --       --          --      --        (2,154)       2,154             --               --
Unrealized gain on
  available-for-sale securities....    --       --          --      --            --           --            658               --
Repurchase of unvested stock
  options..........................    --       --         (19)     --            (8)          --             --               --
Acceleration of unvested stock
  options..........................    --       --          --      --        36,764           --             --               --
Dividend to CMGI...................    --       --      (1,615)    (16)    2,168,684           --             --       (2,169,441)
Net loss...........................    --       --          --      --            --           --             --         (377,870)
                                      ---      ---     -------   ------   ----------     --------        -------      -----------
Balance at July 31, 2000...........    --       --     178,860   1,789     3,650,059       (1,234)          (260)      (2,632,026)
Acquisitions.......................    --       --      16,468     165       286,364      (25,898)            --               --
Foreign currency translation
  adjustment.......................    --       --          --      --            --           --            698               --
Amortization of deferred
  compensation.....................    --       --          --      --            --       18,358             --               --
Exercise of stock options..........    --       --       4,103      41         4,109           --             --               --
Sale of common stock under Employee
  Stock Purchase Plan..............    --       --         467       4         1,060           --             --               --
Reversal of deferred compensation
  on forfeited stock options.......    --       --          --      --        (4,437)       4,437             --               --
Unrealized gain on
  available-for-sale securities....    --       --          --      --            --           --            120               --
Repurchase of unvested stock
  options..........................    --       --         (98)     (1)          (31)          --             --               --
Acceleration of unvested stock
  options..........................    --       --          --      --           745           --             --               --
Adjustment to dividend to CMGI.....    --       --      (3,261)    (33)     (163,375)          --             --          164,303
Net loss...........................    --       --          --      --            --           --             --       (1,277,003)
                                      ---      ---     -------   ------   ----------     --------        -------      -----------
Balance at July 31, 2001...........    --       --     196,539   1,965     3,774,494       (4,337)           558       (3,744,726)
Foreign currency translation
  adjustment.......................    --       --          --      --            --           --         (1,443)              --
Amortization of deferred
  compensation.....................    --       --          --      --            --        2,529             --               --
Exercise of stock options..........    --       --          50       1             4           --             --               --
Sale of common stock under Employee
  Stock Purchase Plan..............    --       --         423       4            69           --             --               --
Reversal of deferred compensation
  on forfeited stock options.......    --       --          --      --          (746)         746             --               --
Unrealized loss on
  available-for-sale securities....    --       --          --      --            --           --            (80)              --
Acquisition of minority interest in
  Engage Japan.....................    --       --       1,000      10         6,488           --            319               --
Return of shares issued in
  MediaBridge acquisition..........    --       --         (31)     --            (6)          --             --               --
Adjustment to dividend to CMGI.....    --       --      (1,919)    (19)      (96,237)          --             --           96,281
Net loss...........................    --       --          --      --            --           --             --          (91,896)
                                      ---      ---     -------   ------   ----------     --------        -------      -----------
Balance at July 31, 2002...........    --      $--     196,062   $1,961   $3,684,066     $ (1,062)       $  (646)     $(3,740,341)
                                      ===      ===     =======   ======   ==========     ========        =======      ===========


                                        TOTAL
                                     -----------
Balance at July 31, 1999...........  $   127,783
Acquisitions.......................    1,078,194
Conversion of Adsmart preferred
  stock............................           --
Private placement of common stock,
  net of issuance costs of $825....       74,175
Conversion of debt to CMGI.........       74,929
Foreign currency translation
  adjustment.......................         (565)
Amortization of deferred
  compensation.....................          636
Exercise of stock options..........        3,640
Sale of common stock under Employee
  Stock Purchase Plan..............          765
Reversal of deferred compensation
  on forfeited stock options.......           --
Unrealized gain on
  available-for-sale securities....          658
Repurchase of unvested stock
  options..........................           (8)
Acceleration of unvested stock
  options..........................       36,764
Dividend to CMGI...................         (773)
Net loss...........................     (377,870)
                                     -----------
Balance at July 31, 2000...........    1,018,328
Acquisitions.......................      260,631
Foreign currency translation
  adjustment.......................          698
Amortization of deferred
  compensation.....................       18,358
Exercise of stock options..........        4,150
Sale of common stock under Employee
  Stock Purchase Plan..............        1,064
Reversal of deferred compensation
  on forfeited stock options.......           --
Unrealized gain on
  available-for-sale securities....          120
Repurchase of unvested stock
  options..........................          (32)
Acceleration of unvested stock
  options..........................          745
Adjustment to dividend to CMGI.....          895
Net loss...........................   (1,277,003)
                                     -----------
Balance at July 31, 2001...........       27,954
Foreign currency translation
  adjustment.......................       (1,443)
Amortization of deferred
  compensation.....................        2,529
Exercise of stock options..........            5
Sale of common stock under Employee
  Stock Purchase Plan..............           73
Reversal of deferred compensation
  on forfeited stock options.......           --
Unrealized loss on
  available-for-sale securities....          (80)
Acquisition of minority interest in
  Engage Japan.....................        6,817
Return of shares issued in
  MediaBridge acquisition..........           (6)
Adjustment to dividend to CMGI.....           25
Net loss...........................      (91,896)
                                     -----------
Balance at July 31, 2002...........  $   (56,022)
                                     ===========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 2000, 2001 AND 2002

                                                                   YEAR ENDED JULY 31,
                                                            ----------------------------------
                                                              2000         2001         2002
                                                            ---------   -----------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................  $(377,870)  $(1,277,003)  $(91,896)
  Income (loss) from discontinued operations..............   (352,848)   (1,041,975)       454
                                                            ---------   -----------   --------
  Loss from continuing operations.........................    (25,022)     (235,028)   (92,350)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization........................      5,425        74,721     32,261
     Impairment of goodwill and other intangibles.........         --       109,000     32,091
     Equity in loss of joint venture......................      1,136            --         --
     Provision for (recovery of) bad debts, net...........      1,196         1,823        (19)
     Stock compensation...................................        347         1,940      1,186
     Amortization of discount on available-for-sale
       securities.........................................     (1,183)           (6)        --
     Gain on sale of available-for-sale securities........        (40)           --         --
     (Gain) loss on disposal of property and equipment....         (8)           --        537
     Minority interest....................................       (227)       (1,132)      (109)
     In-process research and development..................         --           700         --
     Changes in operating assets and liabilities, net of
       impact of acquisitions:
       Accounts receivable and unbilled accounts
          receivable......................................    (26,206)       11,647      4,680
       Prepaid expenses and other current assets and other
          assets..........................................     (3,847)        1,352      6,543
       Due to CMGI and affiliates.........................     29,362        15,191     12,095
       Accounts payable...................................      5,117       (31,213)    (3,995)
       Accrued expenses...................................    (28,326)        6,046    (21,426)
       Deferred revenue...................................      1,094        (6,002)    (4,024)
                                                            ---------   -----------   --------
          Net cash used for continuing operations.........    (41,182)      (50,961)   (32,530)
          Net cash provided by (used for) discontinued
            operations....................................    (89,720)      (47,282)    14,571
                                                            ---------   -----------   --------
          Net cash used for operating activities..........   (130,902)      (98,243)   (17,959)
                                                            ---------   -----------   --------
Cash flows from investing activities:
  Purchase of available-for-sale securities...............    (54,263)           --         --
  Proceeds from redemption of available-for-sale
     securities...........................................     87,163        16,400         --
  Net cash acquired on acquisition of subsidiaries........     21,963         2,706         --
  Purchases of property and equipment.....................    (16,842)       (8,217)      (698)
  Other, net..............................................     (1,992)          858         --
                                                            ---------   -----------   --------
          Net cash provided by (used for) investing
            activities....................................     36,029        11,747       (698)
                                                            ---------   -----------   --------
Cash flows from financing activities:
  Net change in debt to CMGI..............................     30,198            --      8,000
  Proceeds from issuance of common stock, net of issuance
     costs and repurchases................................     83,994         6,077        103
  Repayment of capital lease obligations..................     (3,173)       (4,733)    (2,631)
  Repayment of long-term debt.............................     (4,465)       (1,894)    (1,050)
                                                            ---------   -----------   --------
          Net cash provided by (used for) financing
            activities....................................    106,554          (550)     4,422
                                                            ---------   -----------   --------
Effect of exchange rate changes on cash and cash
  equivalents.............................................     (3,906)          498     (1,307)
                                                            ---------   -----------   --------
Net increase (decrease) in cash and cash equivalents......      7,775       (86,548)   (15,542)
Cash and cash equivalents, beginning of period............    112,034       119,809     33,261
                                                            ---------   -----------   --------
Cash and cash equivalents, end of period..................  $ 119,809   $    33,261   $ 17,719
                                                            =========   ===========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest..................................  $   1,353   $       995   $    188
                                                            =========   ===========   ========

          See accompanying notes to consolidated financial statements.

                                  ENGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     We sell software that enables publishers, advertisers and merchants to streamline the creation, approval, production and re-purposing of advertising and other marketing material. Additionally, our interactive products enable Web publishers, advertisers and merchants to target and deliver advertisement, content and e-commerce offerings to their audiences.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     As of July 31, 2002, we were a majority-owned subsidiary of CMGI, Inc. ("CMGI"). The accompanying consolidated financial statements, which have been prepared as if we had operated as a separate stand-alone entity for all periods presented, include only revenue and expenses attributable to us since we commenced operations in September 1995. In September 2002, we announced a transaction with CMGI that resulted in the cancellation of debt and the retirement of all shares held by CMGI, leaving CMGI with no ownership as of that time (see note 20).

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

  DISCONTINUED OPERATIONS

     In April 2001, we announced the sale of certain assets of our wholly-owned subsidiary Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. Our media operations ceased in October 2001. During the year ended July 31, 2001, we recorded a loss on the sale and abandonment of our media operations of $16,707,000, or $(.09) in net loss per common share, fully diluted. The loss from disposal of discontinued operations consisted of $8,941,000 related to the write down of media fixed assets to their estimated net realizable value, $3,290,000 related to the accrual of estimated losses for the period August 1, 2001 through the date that media operations cease and $4,476,000 related to costs directly associated with the decision to divest, including post divestiture reorganization costs. Loss on discontinued operations in the year ended July 31, 2002 of $602,000 represents the net losses for our media operations in excess of prior estimates recorded during the year ended July 31, 2001 as a result of a decision made in September 2001 to exit the media segment. During the year ended July 31, 2002, we adjusted the loss on disposal of discontinued operations to reflect the actual costs to close the segment, resulting in a net reduction of losses totaling $1,056,000. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and long term assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. No liabilities associated with discontinued operations were assumed by a third party. The results of discontinued operations were as follows:

                                                            YEAR ENDED JULY 31,
                                                      --------------------------------
                                                        2000         2001        2002
                                                      ---------   -----------   ------
                                                               (IN THOUSANDS)
Revenue.............................................  $ 129,977   $    67,354   $4,511
Loss from discontinued operations...................   (352,848)   (1,025,268)    (602)
Loss from disposal of discontinued operations.......         --       (16,707)   1,056

                                  ENGAGE, INC.

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

                                                                 JULY 31,
                                                              --------------
                                                               2001     2002
                                                              -------   ----
                                                              (IN THOUSANDS)
Accounts receivable, net of allowance for doubtful
  accounts..................................................  $12,008   $--
Prepaid expenses............................................    1,008    30
                                                              -------   ---
     Total current assets of discontinued operations........  $13,016   $30
                                                              =======   ===

     Non-current assets of discontinued operations consists of the following:

                                                                 JULY 31,
                                                              ---------------
                                                               2001     2002
                                                              -------   -----
                                                              (IN THOUSANDS)
Property and equipment, net of accumulated depreciation and
  amortization..............................................  $  701    $ 60
Other assets................................................     540      48
                                                              ------    ----
     Total non-current assets of discontinued operations....  $1,241    $108
                                                              ======    ====

     As of July 31, 2002, we have a reserve of approximately $13,000 related to future losses from discontinued operations that we expect to utilize during the first quarter of our fiscal year 2003. Additionally, we have approximately $3,418,000 of outstanding accounts receivable from media operations that have been fully reserved. Any future collections of these receivables will result in a reduction in loss from discontinued operations to be recorded in the period in which cash is collected.

  LIQUIDITY

     At July 31, 2002, we had a working capital deficit of $59,692,000, an accumulated deficit of $3.7 billion, and have reported losses from operations since inception. We have used cash from operations of $41,182,000, $50,961,000 and $32,530,000 in the years ended July 31, 2000, 2001 and 2002, respectively. We anticipate incurring additional losses throughout our next fiscal year. Management has taken several actions to ensure that we continue as a going concern through July 31, 2002, including actual and planned reductions in operating expenses through headcount reductions, the closure of several facilities, and the restructuring of amounts due to our parent, CMGI, discussed in note 20. Based upon our cash flow estimates, we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next year. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, and collections of accounts receivable for both our continuing and discontinued operations, among other assumptions, including an improvement in the overall economic environment. Our sales estimates include revenue from new sales channels for which we have no historical basis to make estimates and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing costs in proportion to any shortfall in projected sales. Our continued collection of accounts receivable from discontinued operations may be hindered by the old age of the outstanding balances, the financial status of the debtors, the fact that uncollected amounts are comprised of a large number of small balances, and the ability to continue to devote internal resources to the collection effort.

     Since inception, the Company's operations have been funded primarily by CMGI through the issuance of common stock, preferred stock, debt and convertible debt, and our initial public offering in fiscal 2000. Since

                                  ENGAGE, INC.

we completed our transaction with CMGI in September 2002, we no longer have access to financing through CMGI. If additional funds are needed and additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

     Our common stock was delisted from the Nasdaq Stock Market effective with the open of business on August 15, 2002. Our common stock currently is now quoted on the NASD's OTC Bulletin Board. The continued delisting of our common stock may make our stock less attractive to third parties, which could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and as such, do not reflect any adjustments that may result from the outcome of these uncertainties.

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

                                  ENGAGE, INC.

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

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments with maturities of greater than 90 days and less than twelve months are considered short-term investments. Cash equivalents at July 31, 2001 and 2002 consisted of a money market mutual fund.

  NON-CASH TRANSACTIONS

     During fiscal 2000, non-cash financing activities included the issuance of approximately 10,179,000 shares of our common stock as repayment of approximately $74,929,000 of debt to CMGI.

     During fiscal 2000, as a result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options of which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $2,154,000 in both deferred compensation and additional paid-in-capital.

     During fiscal 2000, we acquired AdKnowledge, Inc. ("AdKnowledge"), Flycast, the Virtual Billboard Network ("VBN") and additional ownership in Engage Technologies Japan through the issuance of an aggregate of approximately 64,217,000 shares of common stock (see note 4).

     During fiscal 2000, non-cash investing activities included the recording of additional purchase price in the 2Can acquisition of $5,232,000 resulting from the satisfaction of certain contingencies (see note 4). The contingent consideration was paid by CMGI in fiscal 2000 and recorded as a capital contribution by us.

     During fiscal 2000, non-cash financing activities included the repayment of approximately $2,074,000 of amounts due to CMGI by offsetting amounts due from CMGI for the exercise price of stock options exercised by former Flycast employees.

     During fiscal 2001, as a result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $4,437,000 in both deferred compensation and additional paid-in capital.

     During fiscal 2001, we acquired MediaBridge and Space Media Holdings Limited ("Space") through the issuance of an aggregate of approximately 16,441,000 shares of common stock (see note 4).

     During fiscal 2001, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of Engage common shares previously issued to CMGI as part of the Flycast acquisition. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $163,408,000 and $164,303,000, respectively (see note 4).

                                  ENGAGE, INC.

     During fiscal 2002, approximately $53.7 million in amounts due to CMGI were formally converted to secured debt to CMGI (see note 7).

     During fiscal 2002, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of one million shares of our common stock to Sumitomo Corporation, a minority stockholder in Engage Japan, Inc. Additionally, we closed Engage Japan, Inc. Accordingly, we have written-off the minority interest of Engage Japan to additional paid-in capital due to the subsidiary's net deficit position and the resulting determination that there are no additional liabilities to minority shareholders.

     During fiscal 2002, we settled a liability that had been accrued as part of the purchase accounting associated with the acquisition of MediaBridge. The settlement was $383,000 less than originally accrued as part of our purchase accounting transaction, and as such the gain has been recorded as an offset to goodwill recorded in the MediaBridge acquisition.

     During fiscal 2002, as a result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $746,000 in both deferred compensation and additional paid-in capital.

     During fiscal 2002, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of Engage common shares previously issued to CMGI as part of the Flycast acquisition. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $96,237,000 and $96,281,000, respectively (see note 4).

  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS

     The carrying value of cash and cash equivalents, accounts receivable, unbilled accounts receivable, prepaid expenses and other current assets, accounts payable, due to CMGI and due to CMGI affiliates approximates fair value because of the short-term nature of these instruments. The carrying value of debt to CMGI, long-term debt and capital lease obligations approximate their fair values, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Sales to two customers accounted for 28% and 11% of our revenue for the year ended July 31, 2000. Sales to two customers accounted for 13% and 12% of our revenue for the year ended July 31, 2001. No customer accounted for greater than 10% of our revenue for the year ended July 31, 2002. Our customer base consists of geographically diverse customers concentrated primarily in the newspaper and retail industries.

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

  INTANGIBLE ASSETS

     Goodwill and other intangible assets were being amortized on a straight-line basis over two to five years, depending on the periods expected to be benefited.

                                  ENGAGE, INC.

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

  INCOME TAXES

     We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We were greater than 80% owned by CMGI up through the date of the initial public offering, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by us up through the initial public offering. Therefore, our net operating losses incurred prior to our initial public offering will have no future benefit to us. Subsequent to the initial public offering, CMGI owned approximately 79% of us and thus we will have available to us the full benefit of all Federal and state net operating losses incurred subsequent to the date of our initial public offering.

                                  ENGAGE, INC.

     As a result of our common stock issued to CMGI in the AdKnowledge acquisition, CMGI's ownership interest increased to more than 80%. As a result, beginning on December 22, 1999, CMGI again realized the full benefit of all of our Federal and state net operating losses.

     Subsequent to our acquisition of MediaBridge, CMGI owned approximately 78% of us and thus we will have available to us the full benefit of all Federal and state net operating losses incurred subsequent to the date of the MediaBridge acquisition. The tax sharing agreement between CMGI and us requires us to reimburse CMGI to the extent it contributes to the consolidated tax liability of the CMGI group; however, under the policy, CMGI is not obligated to reimburse us for any losses utilized in the consolidated CMGI group. See note 20.

  ADVERTISING COSTS

     We expense advertising costs as incurred. Advertising expense was approximately $5,417,000, $4,868,000 and $(84,000) for the fiscal years ended July 31, 2000, 2001 and 2002, respectively.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     We have adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The pro forma impact on earnings has been disclosed in the notes to the consolidated financial statements as required by SFAS 123 (see note 13).

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

     As described in note 12, conversion of all Engage preferred stock and debt to CMGI occurred upon the completion of our initial public offering in July 1999. Adsmart had a formal borrowing arrangement with CMGI under which advances made by CMGI to Adsmart, and the related accrued interest, may be converted at the option of CMGI into shares of convertible preferred stock. CMGI elected to convert all advances and accrued interest outstanding on April 28, 2000 into shares of Adsmart convertible preferred stock. CMGI then elected to convert all shares of Adsmart convertible preferred stock into shares of Adsmart common stock. Conversion of all of Adsmart's common stock into our common stock occurred upon the completion of our acquisition of Adsmart (see note 4 and 7). The pro forma basic and diluted net loss per share information included in the accompanying statements of operations for the year ended July 31, 2000 reflects the impact on pro forma basic and diluted net loss per share of such conversions as of the beginning of each period or date of issuance, if later, using the if-converted method.

                                  ENGAGE, INC.

     Historical basic and diluted net loss per share have not been presented on the face of the income statement for the year ended July 31, 2000 because they are irrelevant due to the significant change in our capital structure and resultant basic and diluted loss per share that resulted upon conversion of the convertible preferred stock and debt to CMGI. Pro forma basic and diluted net loss per share has been presented for comparative purposes.

     The reconciliation of the numerators and denominators of the basic and diluted per share loss from continuing operations is as follows:

                        BASIC AND DILUTED LOSS PER SHARE

                                                               YEAR ENDED JULY 31,
                                                              ----------------------
                                                                 2001        2002
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
Loss from continuing operations.............................  $(235,028)   $(92,350)
                                                              ---------    --------
Denominator:
Weighted average shares outstanding.........................    194,756     196,419
                                                              ---------    --------
Basic and diluted per share loss from continuing
  operations................................................  $   (1.21)   $  (0.47)
                                                              =========    ========

     The reconciliation of the numerators and denominators of the pro forma basic and pro forma diluted per share loss from continuing operations for the year ended July 31, 2000 is as follows:

                   PRO FORMA BASIC AND DILUTED LOSS PER SHARE

                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
Loss from continuing operations.............................        $(25,022)
                                                                    --------
Denominator:
Weighted average shares outstanding.........................         137,615
Assumed conversion of preferred stock.......................             514
Assumed conversion of debt to CMGI..........................           6,915
                                                                    --------
Weighted average number of diluted shares outstanding.......         145,044
                                                                    --------
Pro forma basic and diluted per share loss from continuing
  operations................................................        $  (0.17)
                                                                    ========

     Had we presented the historical basic and diluted per share loss from continuing operations for the year ended July 31, 2000, the historical basic and diluted per share loss from continuing operations would have been $(0.18).

     At July 31, 2002, we had outstanding stock options to purchase 7,707,856 shares of common stock at a weighted average exercise price of $3.49 that could potentially dilute earnings. None of these outstanding stock options were in-the-money as of July 31, 2002. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

                                  ENGAGE, INC.

  COMPREHENSIVE LOSS

     We have adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. SFAS requires net unrealized holding gains and the change in foreign currency translation, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

  RECLASSIFICATIONS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. We do not believe that either of these statements will have a material impact on our financial position, results of operation and cash flows.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143 applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We do not believe that the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations and cash flow.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets. This statement was effective for fiscal years beginning after December 15, 2001, and interim periods within those years. We do not believe that the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations and cash flow.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Repotting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statements also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrects, clarify meanings or describe their applicability under changed conditions. This statements is effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations and cash flows.

                                  ENGAGE, INC.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With the Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. While the adoption of SFAS No. 146 may impact the period in which exit or disposal costs are recognized, we do not believe its adoption will have a material impact on our financial position, results of operation or cash flows.

(3) PROPERTY AND EQUIPMENT

                                                                             JULY 31,
                                                     ESTIMATED           -----------------
                                                    USEFUL LIFE           2001      2002
                                              ------------------------   -------   -------
                                                                          (IN THOUSANDS)
Office furniture and computer equipment.....         3-5 years           $ 8,438   $ 7,668
Software licenses...........................         3-4 years             3,172     3,374
Leasehold improvements......................  4 years or life-of-lease       542       580
                                                                         -------   -------
     Total..................................                              12,152    11,622
Less: Accumulated depreciation and
  amortization..............................                              (5,058)   (7,703)
                                                                         -------   -------
Property and equipment, net.................                             $ 7,094   $ 3,919
                                                                         =======   =======

     Property and equipment recorded under capital leases amounted to approximately $269,000 at July 31, 2001. Total accumulated amortization related to these assets under capital leases amounted to approximately $85,000 at July 31, 2001. All equipment recorded under capital leases at July 31, 2001 was included in non-current assets of discontinued operations. Assets recorded under capital lease as of July 31, 2002 were fully impaired, and as such, no cost or accumulated depreciation was recorded at that time.

(4) ACQUISITIONS AND DIVESTITURES

     The following summarizes acquisitions within our continuing operations:

     In September 2000, we completed our acquisition of MediaBridge, a leading software provider of cross-media, closed loop targeted marketing systems, for approximately $219.1 million including acquisition costs of approximately $482,000 and net of cash acquired of $2.6 million. The purchase price consisted of approximately 11,741,000 common shares with a weighted average per share value of $16.20 and stock options to acquire our common stock valued at approximately $31.1 million. We also recorded approximately $7.0 million in deferred compensation related to the intrinsic value of stock options issued to MediaBridge employees. Approximately twelve percent of the shares issued are subject to an escrow period of one year to secure certain indemnification obligations of the former stockholders of MediaBridge. The value of our shares included in the purchase price was recorded net of a weighted average 6.25% market discount to reflect restrictions on transferability on some of these shares. In the third quarter of fiscal 2001, we recorded a $2.9 million adjustment to the goodwill that was originally recorded for the MediaBridge acquisition. The adjustment related principally to accruing liabilities related to MediaBridge's pre-acquisition contingencies. The additional goodwill recorded will be amortized over the remaining life of the goodwill originally recorded for the MediaBridge acquisition.

     The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The amounts of the purchase price allocated to goodwill and other identifiable intangible assets are being amortized on a straight-line basis over two to three years. Amortization of goodwill and other identifiable intangible assets, excluding developed technology amortization, is reflected as a separate component within operating expenses. Amortization of developed technology is reflected as a separate

                                  ENGAGE, INC.

component within cost of revenue. The acquired companies are included in our consolidated financial statements from the dates of acquisition.

     The purchase prices for the acquisition was allocated as follows:

Working capital deficit, net of cash acquired of $2,636.....  $(10,177)
Property and equipment......................................     2,034
Other assets................................................       286
In-process research and development.........................       700
Long-term obligations.......................................      (690)
Goodwill....................................................   202,612
Other identifiable intangible assets........................    24,300
                                                              --------
Purchase price, net of cash acquired........................  $219,065
                                                              ========

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

                                                                     JULY 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenue.................................................  $  68,138    $  45,136
Loss from continuing operations.............................   (118,671)    (250,971)
Pro forma net loss from continuing operations per share.....  $   (0.63)   $   (1.28)

     The following summarizes acquisitions within our discontinued Media segment:

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

                                  ENGAGE, INC.

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

     Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI is obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminate their employment with us, their unvested CMGI options are cancelled and CMGI is obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us are valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us are treated as a reduction to the previously recorded dividend to CMGI. A reconciliation of the net dividend to CMGI recorded as a component of accumulated deficit for the years ended July 31, 2000, 2001 and 2002, is as follows:

                                                              (IN THOUSANDS)
Dividend to CMGI recorded upon consummation of the Flycast
  and Adsmart acquisition...................................    $2,257,865(1)
Value of Engage common shares received from/due from CMGI
  for option cancellations for the period April 30, 2000
  through July 31, 2000.....................................       (80,927)
Cash consideration for exercise price of CMGI stock
  options...................................................        (7,497)
                                                                ----------
  Net dividend to CMGI recorded as of July 31, 2000.........     2,169,441
Value of Engage common shares received from/due from CMGI
  for option cancellations for the period August 1, 2000
  through July 31, 2001.....................................      (163,408)
Cash consideration for exercise price of CMGI stock
  options...................................................          (895)
                                                                ----------
  Net dividend to CMGI as of July 31, 2001..................     2,005,138
Value of Engage common shares received from/due from CMGI
  for option cancellations for the period August 1, 2001
  through July 31, 2002.....................................       (96,256)
Cash consideration for exercise price of CMGI stock
  options...................................................           (25)
                                                                ----------
  Net dividend to CMGI as of July 31, 2002..................    $1,908,857
                                                                ==========

---------------

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

                                  ENGAGE, INC.

     In August 2000, we completed our acquisition of Space, a leading independent Internet marketing network in Asia, in an all-stock transaction for approximately $35.8 million including acquisition costs of $425,000 and net of cash acquired of $70,000. The purchase price consisted of approximately 3,174,000 common shares with a per share value of $11.17. We also recorded approximately $18.9 million in deferred compensation related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. Contingent consideration, consisting of approximately 1,404,000 common shares, was placed in escrow to secure certain performance obligations by Space. The performance goals were not met by Space, and the contingent consideration shares in escrow were returned to us during fiscal 2002.

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

(5) CONSOLIDATION OF ENGAGE JAPAN

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

(6) IMPAIRMENT

     During the year ended July 31, 2001, we recorded impairment charges totaling approximately $109.0 million related to our software and services business which are reflected within amortization and impairment of goodwill and other intangibles. Impairment charges were recorded as a result of management's business review and impairment analysis performed during the year ended July 31, 2001 under its existing policy regarding impairment of long-lived assets. Additionally, where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and certain other intangible assets to their fair value. Management determines fair value utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes an analysis of market price multiples of companies engaged in lines of business similar to our business. The market price multiples are selected and applied to us based on

                                  ENGAGE, INC.

the relative performance, future prospects and risk profile of Engage in comparison to the guideline companies.

     During the year ended July 31, 2001, we experienced negative revenue growth due to worsening general macroeconomic conditions, a decrease in both the size and quantity of orders for our ad serving and content management software solutions, declines in the market value of our stock, liquidity issues, and management's expectations of future performance. As a result, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our software and services business were not fully recoverable. As a result, in the fourth quarter ended July 31, 2001, we recorded impairment charges totaling $109.0. Management also assessed the useful lives associated with remaining intangibles, primarily three years, and determined that the useful lives were appropriate.

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

     During the year ended July 31, 2002, our business continued to experience negative revenue growth due to worsening general macroeconomic conditions, a decrease in both the size and quantity of orders for our ad serving and content management software solutions, declines in the market value of our stock, liquidity issues, as well as management's continued expectations for marginal future performance. Additionally, in the fourth quarter of the year ended July 31, 2002, CMGI rescinded their offer to acquire all of the outstanding shares of the Company, leaving doubt about our ability to raise additional financing to fund operations. With all of these factors in mind, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets within our Software segment were not fully recoverable. As a result, in the fourth quarter ended July 31, 2002 we recorded impairment charges totaling $32.1 million. The impairment charge is based on utilizing a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes an analysis of market price multiples of companies engaged in lines of business similar to our business. This analysis determined that all intangibles remaining at the time of the assessment were fully impaired and as such should be written-off.

(7) DEBT TO CMGI

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

                                  ENGAGE, INC.

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

     In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. This note was amended in February 2002. Under the terms of the promissory note, principal will become due and payable on demand any time on or after August 1, 2002 or earlier upon the occurrence of an event of default as defined in the note. Interest is compounded monthly and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 are deferred and become payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note will be convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. In addition, the note contains an anti-dilution provision whereby the conversion price may be adjusted downward if we were to issue any shares of common stock in the future at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28, 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may be issued upon the conversion of this note. The note is collateralized by substantially all of our assets. Debt incurred under this agreement was approximately $11.0 million as of July 31, 2002.

     See note 20.

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

                                  ENGAGE, INC.

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

     See note 20.

(8) ACCRUED EXPENSES

                                                                  JULY 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Restructuring...............................................  $11,511   $ 1,162
Loss from discontinued operations...........................    7,767        13
Accrued accounts payable....................................    5,126     1,798
Rent........................................................      265     2,402
Other.......................................................   13,727     6,989
                                                              -------   -------
Total accrued expenses......................................  $38,396   $12,364
                                                              =======   =======

(9) LEASES

     We lease certain computer equipment under capital leases which expired or were settled during 2002. In addition to leasing computer equipment under various capital leases, we have entered into noncancelable operating leases covering certain of our office facilities and equipment which expire through 2005. We also pay CMGI for office facilities used as our headquarters for which we are charged based upon an allocation of the total costs for the facilities at estimated market rates.

     We lease certain property and equipment from both a subsidiary of CMGI and also directly from CMGI. Under the arrangements, the related parties negotiate the terms and conditions of the leases and obtain the assets to be leased. The related parties bear all liability for payment, and we are not financially obligated under the leases. We are charged the actual lease fees paid by the related parties, plus an additional administrative charge that approximates the fair value of the services received. As of July 31, 2002, the leasing arrangements with the subsidiary of CMGI had been terminated. See note 20.

     Total rent expense amounted to $2,648,000, $5,519,000 and $8,448,000 for the years ended July 31, 2000, 2001 and 2002, respectively. As a result of a decrease in facility needs arising from the shutdown of our Media segment, as well as decreased staffing levels resulting from prior restructuring activities, we are currently obligated under such sublease to pay for facilities that are no longer occupied by the Company. As a result, during the year ended July 31, 2002 we accrued approximately $2.6 million related to future estimated net lease and occupancy costs for such facilities and estimated costs to restore the facilities to original condition. The accrual is based upon total future lease costs under the facility lease, which expires in October 2007, less estimated proceeds from possible subleasing arrangements that the Company may be able to enter into during future periods. Additionally, we have additional facilities that are no longer occupied by us under the sublease that are currently being occupied by CMGI. While we are not incurring an expense for these facilities at the current time, we are obligated under the sublease to continue lease payments should CMGI choose to vacate the facility. No accrual of future lease costs has been made at this time for these facilities.

                                  ENGAGE, INC.

     Total sublease payments that were received and offset against rent expense were approximately $181,000 and $974,000 for the years ended July 31, 2001 and 2002, respectively. Rent paid to CMGI for office facilities amounted to approximately $548,000, $2,035,000 and $1,863,000 for the years ended July 31, 2000, 2001 and 2002, respectively. Rent expense for equipment billed by CMGI and a CMGI subsidiary amounted to approximately $1,108,000, $656,000 and $719,000 for the years ended July 31, 2000, 2001 and 2002, respectively. Rent expense for computer equipment paid to Compaq Computer Corporation ("Compaq"), a previously affiliated company, amounted to approximately $236,000, $1,417,000 and $1,420,000 for the years ended July 31, 2000, 2001 and 2002, respectively.

     Minimum annual rental commitments are as follows at July 31, 2002:

                                                              OPERATING   CAPITAL
                                                               LEASES     LEASES
                                                              ---------   -------
                                                                (IN THOUSANDS)
2003........................................................   $ 2,554     $295
2004........................................................     2,394       --
2005........................................................     1,780       --
2006........................................................     1,706       --
2007........................................................     1,706       --
Thereafter..................................................       426       --
                                                               -------     ----
                                                               $10,566      295
                                                               =======
Less: amount representing interest..........................                 --
                                                                           ----
Present value of capital lease obligations..................               $295
                                                                           ====
Comprised of:
  Current portion...........................................               $295
  Non-current portion.......................................                 --
                                                                           ----
                                                                           $295
                                                                           ====

     See note 20.

(10) LONG-TERM DEBT

     Long-term debt consists of the following at July 31, 2001:

Subordinated secured promissory note dated February 26,
  1999, 13% interest per annum, 30 monthly payments of
  $49,115, maturing September 2001..........................  $    98
Subordinated loan agreement and secured promissory note,
  dated August 20, 1999, 13.3% interest per annum, 36
  monthly payments of $135,344, maturing September 2002,
  collateralized by substantially all assets of
  AdKnowledge...............................................    1,861
                                                              -------
Total long-term debt........................................    1,959
Less: current portion.......................................   (1,693)
                                                              -------
Net long-term portion.......................................  $   266
                                                              =======

(11) INCOME TAXES

     A majority of our prior year tax losses from operations have been utilized by CMGI. We have recorded a full valuation allowance against our net deferred tax assets since we believe that, after considering all the

                                  ENGAGE, INC.

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

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of federal deferred tax assets (liabilities) are comprised of the following:

                                                                   JULY 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Research credits..........................................  $    656   $  1,942
  Deferred stock-based compensation.........................    10,136         --
  Deferred revenue..........................................       815        699
  Accruals and other reserves...............................     9,698      3,412
  Income tax basis in excess of financial basis of
     intangible and fixed assets............................        --        806
  Loss carryforwards........................................   129,340    100,056
                                                              --------   --------
                                                               150,645    106,915
  Less: Valuation allowance.................................   147,180    106,915
                                                              --------   --------
  Net deferred tax assets...................................     3,465         --
                                                              --------   --------
Deferred tax liabilities:
  Financial basis in excess of income tax basis of
     intangible and fixed assets............................    (3,465)        --
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2002 will be allocated as follows:

                                                              (IN THOUSANDS)
Income tax benefit that would be recognized in the
  consolidated statements of operations.....................     $ 93,491
Charge to additional paid-in capital for recognition of
  stock-based compensation..................................       13,424
                                                                 --------
                                                                 $106,915
                                                                 ========

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate for continuing operations:

                                                                     JULY 31,
                                                             ------------------------
                                                              2000     2001     2002
                                                             ------   ------   ------
Statutory tax rate.........................................   35.00%   35.00%   35.00%
Non-deductible goodwill amortization.......................   (6.00)  (26.26)  (23.12)
Write-off of in-process research and development...........    0.00    (0.11)    0.00
Losses not benefited, including losses utilized by
  parent...................................................  (28.44)   (8.30)  (11.40)
Nondeductible and other permanent items....................   (0.56)   (0.33)   (0.48)
                                                             ------   ------   ------
     Net effective tax rate................................    0.00%    0.00%    0.00%
                                                             ======   ======   ======

                                  ENGAGE, INC.

     We have federal net operating loss carryforwards of approximately $263,792,000 as of July 31, 2002, which will expire from 2009 through 2022, of which approximately $31,058,000 resulted from employee stock option exercises. We also have state net operating loss carryforwards of approximately $289,078,000, which will expire from 2002 through 2012, of which, $41,361,000 resulted from employee stock option exercises. The tax benefits related to net operating loss carryforwards resulted from employee stock option exercises, when realized, will be recorded as an increase to additional paid-in capital. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code Section 382 as a result of prior or future ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period (see note 20).

(12) STOCKHOLDERS' EQUITY

  PRIVATE PLACEMENT

     In June 2000, we sold an aggregate of 4,995,835 total shares of our common stock to CMGI and Compaq for net proceeds of approximately $74,175,000. The per-share value of our common stock was based on a five-day average closing price of our common stock for the five trading days ending June 19, 2000.

  AUTHORIZED SHARE INCREASE AND STOCK SPLIT

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

     During fiscal 2001, we recorded deferred compensation of $6,971,000 related to the intrinsic value of stock options issued to MediaBridge employees and $18,927,000 related to approximately 1,525,000 common shares issuable to the employee shareholders of Space contingent upon the employees' remaining with us for one year after the date of acquisition. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of applicable options, typically four years.

     During fiscal 2001, we recorded $745,000 of stock compensation resulting from the acceleration of stock options granted to several executives whose employment with Engage was terminated.

     During fiscal 2002, as a result of the Media shutdown, approximately $1,343,000 of stock compensation costs originally recorded in the Space acquisition were recognized and recorded as an offset to our reserve for discontinued operations.

                                  ENGAGE, INC.

     Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                                                                     JULY 31,
                                                              ----------------------
                                                              2000    2001     2002
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Cost of revenue.............................................  $ 33   $  475   $  396
Research and development....................................   136      476      370
Selling and marketing.......................................   134      611      378
General and administrative..................................    44      378       42
                                                              ----   ------   ------
     Total..................................................  $347   $1,940   $1,186
                                                              ====   ======   ======

  PREFERRED STOCK -- ENGAGE

     In July 1998, our shareholders authorized 5,000,000 shares of preferred stock. No shares have been issued or are outstanding.

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

(13) STOCK OPTION PLANS

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

                                  ENGAGE, INC.

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

     The following table reflects activity and historical prices of stock options under our 1995 Plan, the 1999 Directors Plan and the 2000 Plan for the three years ended July 31, 2002:

                                                      YEAR ENDED JULY 31,
                            -----------------------------------------------------------------------
                                    2000                     2001                     2002
                            ---------------------   ----------------------   ----------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE
                            NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                              SHARES      PRICE       SHARES       PRICE       SHARES       PRICE
                            ----------   --------   -----------   --------   -----------   --------
Options outstanding,
  beginning of period.....  18,534,676    $ 3.37     23,643,071    $16.64     16,433,532    $7.45
Granted...................  10,114,024     35.07     19,513,440      4.16      3,926,000     0.21
Exercised.................  (2,955,344)     1.19     (4,102,661)     1.01        (50,466)    0.10
Cancelled.................  (2,050,285)     9.90    (22,620,318)    15.39    (12,601,210)    7.64
                            ----------              -----------              -----------
Options outstanding, end
  of period...............  23,643,071    $16.64     16,433,532    $ 7.45      7,707,856    $3.49
                            ==========    ======    ===========    ======    ===========    =====
Options exercisable, end
  of period...............   5,356,126    $ 3.56      3,279,593    $10.76      3,331,640    $4.90
                            ==========    ======    ===========    ======    ===========    =====
Options available for
  grant, end of period....   7,956,589               20,378,232               29,056,261
                            ==========              ===========              ===========

                                  ENGAGE, INC.

     The following table summarizes information about stock options under our 1995 Plan, 1999 Directors Plan and the 2000 Plan outstanding at July 31, 2002:

                                               OPTIONS OUTSTANDING
                                   -------------------------------------------
                                                   WEIGHTED                          OPTIONS EXERCISABLE
                                                   AVERAGE                       ----------------------------
                                                  REMAINING        WEIGHTED                       WEIGHTED
RANGE OF                             NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES                    OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
---------------                    -----------   ------------   --------------   -----------   --------------
$0.01 - $0.20....................   2,246,666        4.0            $ 0.17          211,716        $ 0.13
$0.21 - $0.40....................     882,000        4.6              0.28               --            --
$0.41 - $0.60....................      20,000        4.4              0.53               --            --
$0.61 - $0.80....................     762,619        3.1              0.75          345,846          0.75
$0.81 - $1.00....................     953,795        3.5              0.98          830,946          0.99
$1.01 - $2.50....................     998,750        3.0              1.75          822,354          1.71
$2.51 - $5.00....................      76,288        3.2              3.37           59,378          3.18
$5.01 - $7.50....................     427,096        1.1              7.33          371,483          7.32
$7.51 - $10.00...................     321,860        4.4              7.89          170,308          7.87
$10.01 - $92.50..................   1,018,782        2.9             16.80          519,609         18.42
                                    ---------                                     ---------
                                    7,707,856        3.5            $ 3.49        3,331,640        $ 4.90
                                    =========                                     =========

  CMGI 1986 STOCK OPTION PLAN

     Certain of our employees have been granted stock options under the CMGI 1986 Stock Option Plan (the "1986 Plan"). Options under the 1986 Plan are granted at fair market value on the date of the grant and are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Outstanding options under the 1986 Plan expire through 2007. Under the 1986 Plan, non-qualified stock options or incentive stock options may be granted to CMGI's or its subsidiaries' employees, as defined. The Board of Directors of CMGI administers this plan, selects the individuals to whom options will be granted, and determines the number of shares and exercise price of each option. The following table reflects activity and historical prices of stock options granted to our employees under CMGI's 1986 Plan for the three years ended July 31, 2002:

                                                         YEAR ENDED JULY 31,
                                 -------------------------------------------------------------------
                                         2000                   2001                    2002
                                 --------------------   ---------------------   --------------------
                                             WEIGHTED                WEIGHTED               WEIGHTED
                                             AVERAGE                 AVERAGE                AVERAGE
                                 NUMBER OF   EXERCISE   NUMBER OF    EXERCISE   NUMBER OF   EXERCISE
                                  SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ----------   --------   ---------   --------
Options outstanding, beginning
  of period....................  1,019,910    $ 4.66       816,658    $ 8.25     908,584     $21.28
Granted........................     89,650     42.75            --        --          --         --
Transfer of employees from CMGI
  and affiliates...............         --        --     1,890,176     26.96          --         --
Exercised......................   (272,534)     4.38      (368,759)     4.68     (16,055)      0.40
Cancelled......................    (20,368)    28.17    (1,429,491)    25.68    (810,746)     22.88
                                 ---------              ----------              --------
Options outstanding, end of
  period.......................    816,658    $ 8.35       908,584    $21.28      81,783     $ 9.53
                                 =========    ======    ==========    ======    ========     ======
Options exercisable, end of
  period.......................    230,693    $ 4.67       530,219    $17.41      78,828     $ 9.69
                                 =========    ======    ==========    ======    ========     ======

                                  ENGAGE, INC.

     The following table summarizes information about stock options under the CMGI 1986 Stock Plan outstanding at July 31, 2002:

                                               OPTIONS OUTSTANDING
                                   -------------------------------------------
                                                   WEIGHTED                          OPTIONS EXERCISABLE
                                                   AVERAGE                       ----------------------------
                                                  REMAINING        WEIGHTED                       WEIGHTED
RANGE OF                             NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES                    OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
---------------                    -----------   ------------   --------------   -----------   --------------
$5.00............................    71,699          1.1            $ 5.00         68,744          $ 5.00
$39.44 - $42.75..................    10,084          2.4             41.70         10,084           41.70
                                     ------                                        ------          ------
                                     81,783          1.3              9.53         78,828            9.69
                                     ======                                        ======          ======

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

     Under the 1996 and 1998 Plans, non-qualified stock options or incentive stock options were granted to certain employees, non-employee directors and consultants. Options are exercisable immediately, subject to our right of repurchase of unvested shares. Options under the plan were granted for periods up to ten years at prices no less than 85% of the estimated fair value of the shares on the date of grant and generally vest over four years. The following table reflects, on a converted basis, the activity and historical prices of stock options granted to employees under AdKnowledge's 1996 and 1998 Plans through July 31, 2002:

                                                          YEAR ENDED JULY 31,
                                   ------------------------------------------------------------------
                                           2000                   2001                   2002
                                   --------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                   ---------   --------   ---------   --------   ---------   --------
Options outstanding, beginning of
  period.........................   832,572     $4.01      567,245     $5.56       39,728     $1.50
Exercised........................   (24,461)     1.08      (58,679)     0.80           --        --
Cancelled........................  (240,866)     0.65     (468,838)     6.50      (39,728)     1.50
                                   --------               --------                -------
Options outstanding, end of
  period.........................   567,245     $5.56       39,728     $1.50           --     $  --
                                   ========     =====     ========     =====      =======     =====
Options exercisable, end of
  period.........................   567,245     $5.56       39,728     $1.50           --     $  --
                                   ========     =====     ========     =====      =======     =====

     The fair value of each stock option grant under the Engage 1995 Plan, the Engage 1999 Directors' Plan and the Engage 2000 Equity Incentive Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 2001 and 2002, respectively: volatility of 130.18%, 174.92% and 626.46%; risk-free interest rate of 6.11%, 3.79% and 2.23%; expected life of options of 2.3, 1.9 and 2.2 years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 2000, 2001 and 2002 was $21.85, $3.11 and $0.21, respectively.

     The fair value of each stock option granted under the CMGI 1986 Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000: volatility of 103.36%; risk-free interest rate of 6.28%; expected life of options of 3.0 years; and 0% dividend yield for both years. The weighted average fair value per share of options granted during fiscal 2000 was $28.47.

                                  ENGAGE, INC.

     SFAS No. 123, sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS 123, we have elected to continue to apply APB No. 25 to account for our stock-based compensation plans. Had compensation cost for awards in fiscal 2000, 2001 and 2002 under our stock-based compensation plans been determined based on the fair value method set forth under SFAS 123, the pro forma effect on our net loss would have been as follows:

                       YEAR ENDED JULY 31, 2000    YEAR ENDED JULY 31, 2001    YEAR ENDED JULY 31, 2002
                       -------------------------   -------------------------   -------------------------
                       AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                       ------------   ----------   -----------   -----------   ------------   ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss.............   $(377,870)    $(410,553)   $(1,277,003)  $(1,358,723)    $(91,896)    $(180,544)
Pro forma basic and
  diluted net loss
  per share..........   $   (2.61)    $   (2.83)   $     (6.56)  $     (6.98)    $  (0.47)    $   (0.92)

  1999 EMPLOYEE STOCK PURCHASE PLAN

     The 1999 Employee Stock Purchase Plan ("1999 ESPP") was adopted by the Board of Directors in June 1999. The 1999 ESPP provides for the issuance of a maximum of 1,500,000 shares of common stock and is administered by the Compensation Committee. All of our employees whose customary employment is for more than 20 hours per week and for more than 6 months in any calendar year are eligible to participate in the 1999 ESPP. As of July 31, 2002, 961,135 shares have been issued under the 1999 ESPP.

(14) COMPREHENSIVE LOSS

     The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of income taxes, are as follows:

                                                           YEAR ENDED JULY 31,
                                                    ----------------------------------
                                                      2000         2001         2002
                                                    ---------   -----------   --------
                                                              (IN THOUSANDS)
Net loss..........................................  $(377,870)  $(1,277,003)  $(91,896)
Foreign currency adjustments......................       (565)          698     (1,124)
Net unrealized holding gain (loss) arising during
  the period......................................        658           120        (80)
                                                    ---------   -----------   --------
Comprehensive loss................................  $(377,777)  $(1,276,185)  $(93,100)
                                                    =========   ===========   ========

     The components of accumulated comprehensive income (loss) are as follows:

                                                                 UNREALIZED      ACCUMULATED
                                                    FOREIGN         GAINS           OTHER
                                                   CURRENCY       (LOSSES)      COMPREHENSIVE
                                                  ADJUSTMENTS   ON SECURITIES   INCOME (LOSS)
                                                  -----------   -------------   -------------
                                                                (IN THOUSANDS)
Balance, July 31, 2000..........................    $  (225)        $(35)          $  (260)
Activity, fiscal 2001...........................        698          120               818
                                                    -------         ----           -------
Balance, July 31, 2001..........................        473           85               558
Activity, fiscal 2002...........................     (1,124)         (80)           (1,204)
                                                    -------         ----           -------
Balance, July 31, 2002..........................    $  (651)        $  5           $  (646)
                                                    =======         ====           =======

                                  ENGAGE, INC.

(15) RESTRUCTURING

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

     In the first fiscal quarter of fiscal 2001, we implemented a restructuring plan (the "Q1 2001 Restructuring") designed to bring costs in line with revenue and strengthen our financial performance. The Q1 2001 Restructuring included a reduction of our workforce by approximately 170 persons or approximately 12% of our worldwide headcount, and was completed prior to October 31, 2000. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close two office locations and consolidate operations. In connection with the Q1 2001 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements for office locations being closed.

     In the second fiscal quarter of fiscal 2001, we implemented a restructuring plan (the "Q2 2001 Restructuring") designed to further increase operational efficiencies and bring costs in line with revenue. The Q2 2001 Restructuring, which was approved by our Board of Directors on December 7, 2000, included a reduction in workforce by approximately 275 persons or 26% of our worldwide headcount, with the employee reduction scheduled for completion by April 30, 2001. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close various offices. In connection with the Q2 2001 Restructuring, we incurred severance costs for terminated employees, accrued future lease costs and wrote off unamortized leasehold improvements and furniture and fixtures for office locations being closed.

     In the third fiscal quarter of fiscal 2001, our management approved specific restructuring activities (the "Q3 2001 Restructuring") designed to further increase operational efficiencies and bring costs in-line with revenue forecasts. The Q3 2001 Restructuring included a reduction in workforce by approximately 90 persons or 14% of our worldwide workforce, with the employee reduction scheduled for completion by July 31, 2002. Employees affected by the restructuring were notified both through direct personal contact and by written notification. In addition to headcount reductions, we have undertaken plans to close additional offices. In connection with the Q3 2001 Restructuring, we incurred severance costs for terminated employees and accrued future lease costs, as well as a loss of $2.3 million associated with the sale of certain assets and liabilities of I/PRO to an unrelated third-party in April 2001.

     In the fourth fiscal quarter of fiscal 2001, we implemented a restructuring plan (the "Q4 2001 Restructuring") designed primarily to eliminate excess computer equipment resulting from the consolidation of portions of our media platform. In connection with the Q4 2001 Restructuring, we incurred severance costs for terminated employees, and wrote off the net book value of excess computer hardware. In addition, in April of fiscal 2001, adjustments to the costs accrued in our Q1 2001 and Q2 2001 restructurings were recorded totaling $42,000 and $531,000, respectively. These adjustments reflect additional costs incurred in excess of original estimates related to severance costs paid primarily to foreign employees as part of the Q1 2001 and Q2 2001 restructurings.

                                  ENGAGE, INC.

     In the first fiscal quarter of fiscal 2002, we implemented a restructuring plan (the "Q1 2002 Restructuring") designed to reduce corporate overhead costs by reducing the size of the company's finance and marketing staffs, as well as several senior management positions. In addition, the plan included a reduction in the Company's research and development, operations and professional services groups. As a result, our total workforce was reduced by approximately 60 persons or approximately 22% of our worldwide headcount. The reduction in corporate overhead costs and research and development staffs reflected a decrease in staffing needs due to the closing of our Media segment during the first quarter of fiscal 2002. The reduction in our operations and professional services groups reflected a downsizing due to expectations about the continued weakness in demand for our products and services in the immediate future.

     In the second fiscal quarter of 2002, we implemented a restructuring plan (the "Q2 2002 Restructuring") designed to close our office in Japan. The plan included the elimination of all staff in Japan, as well as terminating facility and equipment leases. Employees affected by the restructuring were notified both through direct personal contact and by written notification. As of January 31, 2002, our estimate of costs to exit Japan resulted in a neutral restructuring cost and no accrual at that time. However, in the third fiscal quarter of 2002, we realized better than expected benefits from terminating certain capital leases, offset by additional severance payments, lease termination costs and fixed asset write-offs, and have thus recognized a net benefit of $152,000 related to this restructuring in the third fiscal quarter of 2002.

     In the fourth fiscal quarter of fiscal 2002, we implemented a restructuring plan (the "Q4 2002 Restructuring") designed to reduce staffing throughout the company and announced that we were looking to sell the assets related to our interactive products and services. In connection with the sale of our interactive products and services, we reduced staff supporting the sales and operations of our interactive product line. As a result, our total workforce will be reduced by approximately 70 persons or approximately 40% of our worldwide headcount. While the workforce reduction was throughout all departments, professional services and research and development incurred the largest workforce reductions, reflecting the continued decline in anticipated services arrangements and a decision to delay large development projects for the immediate future. Additionally, $826,000 of the Q4 2002 Restructuring charge was an adjustment to all prior period restructuring charges, resulting primarily from higher than expected severance costs as well as higher than expected costs to exit certain facilities that were closed as part of these restructuring activities.

                                  ENGAGE, INC.

     The following table sets forth a summary of these restructuring costs and related charges, included within both continuing and discontinued operations, for our restructurings and the balance of the restructuring reserve established (in thousands):

                                                         FIXED ASSET     FUTURE
                                             SEVERANCE    WRITE-OFF    LEASE COST    TOTAL
                                             ---------   -----------   ----------   --------
Q1 2001 Restructuring......................   $ 1,852     $    496      $  1,782    $  4,130
Q2 2001 Restructuring......................     2,493        6,820         7,478      16,791
Q3 2001 Restructuring......................       605        2,527         1,879       5,011
Q4 2001 Restructuring......................        21          937            --         958
Adjustment to Q1 2001 Restructuring........        42         (367)          667         342
Adjustment to Q2 2001 Restructuring........       531         (591)        2,134       2,074
Adjustment to Q3 2001 Restructuring........       292          214           256         762
Cash charges...............................    (5,836)       1,158        (3,003)     (7,681)
Non-cash charges...........................        --      (11,194)          318     (10,876)
                                              -------     --------      --------    --------
Reserve balance at July 31, 2001...........        --           --        11,511      11,511

Q1 2002 Restructuring......................       975           --            --         975
Q4 2002 Restructuring......................     1,393           25            55       1,473
Adjustment to Q1 2001 Restructuring........        --           --          (342)       (342)
Adjustment to Q2 2001 Restructuring........        --           --          (124)       (124)
Adjustment to Q3 2001 Restructuring........        --           --           (49)        (49)
Adjustment to Q4 2001 Restructuring........        --           --           (36)        (36)
Adjustment to Q1 2002 Restructuring........      (151)          --            --        (151)
Cash charges...............................    (1,110)          --        (8,300)     (9,410)
Non-cash charges...........................        --          (25)       (2,660)     (2,685)
                                              -------     --------      --------    --------
Reserve balance at July 31, 2002...........   $ 1,107     $     --      $     55    $  1,162
                                              =======     ========      ========    ========

     Of the $30,068,000 total restructuring charges recorded during fiscal 2001, $2,408,000 was included in continuing operations, with the remaining $27,660,000 included in loss from discontinued operations.

(16) RELATED PARTY TRANSACTIONS

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

     CMGI paid approximately $21,706,000 of investment banking fees on our behalf during fiscal 2000 that were payable by Flycast in connection with CMGI's acquisition of Flycast. We are obligated to repay CMGI for the investment banking fees paid on our behalf.

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

                                  ENGAGE, INC.

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

     The following summarizes the expenses allocated to us by CMGI for enterprise services, rent and facilities, and human resources:

                                                               YEAR ENDED JULY 31,
                                                              ----------------------
                                                              2000    2001     2002
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Enterprise services.........................................  $606   $  767   $1,444
Rent and facilities.........................................  $752   $2,717   $2,798
Human resources.............................................  $ 42   $   35   $  207

     In addition, we outsource data center operations and ad serving services from companies in which CMGI has a significant ownership interest. Total cost of revenue, included within both continuing and discontinued operations, related to outsourcing from related parties for the year ended July 31, 2000, 2001 and 2002 were $15,744,000, $8,876,000, and $307,000, respectively. As of July 31, 2002, these services have been terminated.

     During fiscal 2002, we settled all outstanding liabilities (including future lease costs that were included in our restructuring accrual and accrual for discontinued operations) with a CMGI subsidiary. As a result of the settlement we recognized a gain of approximately $1,315,000, of which approximately $118,000 is included as a reduction of cost of revenue in the year ended July 31, 2002, and the remaining $1,197,000 is included as a reduction in losses of discontinued operations that were accrued in July 2001.

     During fiscal 2001, we entered into a royalty arrangement with a subsidiary of CMGI, to whom we sold certain technologies in exchange for royalties on their future revenues derived from products sold using our technology. During fiscal 2002 we terminated such agreement in exchange for the payment of all past owed royalties as well as the present value of expected future royalties. These amounts, totaling $569,000, have been included as a reduction of accrued losses for discontinued operations during the year ended July 31, 2002.

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

     Revenue from related parties included within continuing operations amounted to $20,320,000, $3,689,000 and $493,000 in fiscal 2000, 2001 and 2002, respectively.

     See note 20.

                                  ENGAGE, INC.

(17) GEOGRAPHIC INFORMATION

     We market our products worldwide. Revenue is grouped into three main geographic areas; United States, Europe and Rest of world. Revenue was distributed by geography as follows:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $37,802   $22,796   $11,990
Europe..................................................    6,883    11,873     6,938
Rest of world...........................................    2,123     8,679     2,479
                                                          -------   -------   -------
                                                          $46,808   $43,348   $21,407
                                                          =======   =======   =======

     Our assets located outside of the United States are immaterial to our financial statements.

(18) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial for the years ended July 31, 2001 and 2002. The operating results for all quarters have been retroactively adjusted to reflect the disposal of our Media segment as a discontinued operation. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                              FISCAL 2001 QUARTER ENDED                     FISCAL 2002 QUARTER ENDED
                                     --------------------------------------------   -----------------------------------------
                                      OCT. 31     JAN. 31    APR. 30     JUL. 31    OCT. 31    JAN. 31    APR. 30    JUL. 31
                                     ---------   ---------   --------   ---------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue........................  $  13,410   $   8,380   $ 12,573   $   9,057   $  6,658   $  6,075   $  5,346   $  3,328
Gross profit.......................      7,231       1,025      3,915       2,654        521      1,047        142     (8,121)
Loss from continuing operations....    (25,651)    (40,652)   (31,210)   (137,515)   (14,910)   (13,201)   (15,391)   (48,848)
Loss from discontinued
  operations.......................   (148,166)   (654,911)   (45,427)   (176,764)        --         --         --       (602)
Gain (loss) from disposal of
  discontinued operations..........         --          --         --     (16,707)        --         --         --      1,056
Net loss...........................  $(173,817)  $(695,563)  $(76,637)  $(330,986)  $(14,910)  $(13,201)  $(15,391)  $(48,394)

Basic and diluted net loss per
  share data:
  Loss from continuing
    operations.....................  $   (0.14)  $   (0.21)  $  (0.16)  $   (0.70)  $  (0.08)  $  (0.07)  $  (0.08)  $  (0.25)
  Loss from discontinued
    operations.....................      (0.78)      (3.32)     (0.23)      (0.90)        --         --         --         --
  Loss from disposal of
    discontinued operations........         --          --         --       (0.08)        --         --         --         --
                                     ---------   ---------   --------   ---------   --------   --------   --------   --------
  Basic and diluted net loss per
    share..........................  $   (0.92)  $   (3.53)  $  (0.39)  $   (1.68)  $  (0.08)  $  (0.07)  $  (0.08)  $  (0.25)
                                     =========   =========   ========   =========   ========   ========   ========   ========

(19) LEGAL PROCEEDINGS

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

                                  ENGAGE, INC.

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

     Motions to dismiss the Consolidated Class Action Complaint have been filed on behalf of the underwriter defendants and the issuer defendants.

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

     The foregoing actions subsequently were consolidated. On or about October 18, 2002, the parties to the litigation filed a Stipulation and Order of Dismissal, dismissing the consolidated action with prejudice. In connection with the stipulation of dismissal, the parties are negotiating the reimbursement of a portion of plaintiff's council's fees. We do not believe that the resolution of this issue will have a material impact on our financial condition.

                                  ENGAGE, INC.

     We are currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

(20) SUBSEQUENT EVENTS

  (a) CMGI Transaction

     In September 2002, we completed a transaction with CMGI pursuant to which all outstanding debt to CMGI (approximately $65 million) was cancelled and all of CMGI's equity holdings in Engage (approximately 148,417,801 shares of common stock) were transferred back to Engage and cancelled. In exchange, we paid $2.5 million in cash to CMGI, signed a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company, and issued a warrant to CMGI to purchase up to 9.9% of our outstanding common stock at the time of exercise at an exercise price of $.045 per share. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income (defined as Engage's operating income/loss plus the sum of (i) amortization expense and impairment charges and (ii) amortization of stock-based compensation, as reported in our financial statements for the fiscal quarter in question included in the applicable quarterly or annual (as applicable) report filed with the Securities and Exchange Commission for such quarter) starting with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if payments under the earn-out agreement exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

     Additionally, under the agreement, the parties have has amended the Company's sublease of office space from CMGI. Under the original sublease, we were obligated through October 2007 for approximately 103,000 square feet in our Andover, Massachusetts headquarters. Under the terms of the amended sublease we rent approximately 36,000 square feet from CMGI through December 2002. We may extend this arrangement with written notification to CMGI. As of July 31, 2002, we had accrued approximately $2.4 million related to estimated net future lease and occupancy costs for certain facilities within the 103,000 square foot sublease that are no longer occupied by us. The accrual is based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that we may be able to enter into during future periods. As a result of the transaction entered into with CMGI, the future costs associated with this accrual will not be paid, and as such, we expect to reverse the unused portion of this accrual remaining at the time of the transaction, which we anticipate will result in an increase of approximately $2.2 million in our additional paid-in capital for the first fiscal quarter of fiscal 2003. In addition, we had approximately $294,000 accrued in other long-term liabilities as of July 31, 2002 related to an adjustment to recognize rent expense under this sublease on a straight-line basis over the term of the lease as compared to recognizing the amount paid in each period as per the lease agreement. This transaction also eliminates the requirement for this accrual. As such we would anticipate an increase in additional paid-in capital of approximately $300,000 for the first fiscal quarter of fiscal 2003. As of July 31, 2002, total future minimum operating lease commitments under our terminated sublease with CMGI consisted of approximately $1,578,000, $1,592,000, $1,630,000, $1,706,000,
$1,706,000 and $426,000 for the years ended July 31, 2003, 2004, 2005, 2006,
2007 and 2008, respectively.

     The warrants issued in this transaction have been valued using a Black-Scholes option pricing model, with the fair value of the warrants calculated at approximately $0.028 per share. Assumptions used in this valuation are as follows: volatility of 160%; risk-free interest rate of 3.5%; expected life of 7.0 years; and 0% dividend yield.

                                  ENGAGE, INC.

     As a result of the change in ownership, the utilization of the federal and state tax net operating loss carryforwards of the Company will be severely limited pursuant to Internal Revenue Code Section 382.

     In connection with the transaction we also entered into a Transition Services Agreement with CMGI, in which CMGI will provide certain services and technology during a defined transition period. All services and technology are being offered to Engage at current market rates for similar services and technology.

  (b) Stockholder Rights Plan

     In October 2002, the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock. Each right will entitle registered holders of the Company's common stock to purchase one one-thousandth of a share of a new series of junior participating preferred stock, designated as "Series A Junior Participating Preferred Stock". The rights generally will be exercisable only if a person (which term includes an entity or group) (i) acquires 15% or more of the Company's common stock or
(ii) announces a tender offer, the consummation of which would result in ownership by that person, entity or group of 15% or more of the common stock. Once exercisable, the stockholder rights plan allows the Company's stockholders (other than the acquiror) to purchase common stock of the Company or of the acquiror at a substantial discount.

  (c) Sale of Internet Advertising Business

     In October 2002, we consummated a transaction whereby we sold substantially all of the assets of our Internet advertising business to Accipiter Solutions, Inc., a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise, assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. We do not anticipate the resulting gain or loss from this transaction will have a material impact on our financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The following are the consolidated financial statements of Engage, Inc. appearing elsewhere herein:

     Independent Auditors' Report

     Consolidated Balance Sheets as of July 31, 2001 and 2002

     Consolidated Statements of Operations for the three years ended July 31,
2002

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the three years ended July 31, 2002

     Consolidated Statements of Cash Flows for the three years ended July 31,
2002

(A)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as part of this report:

     Schedule II  Valuation and Qualifying Accounts

(A)(3) EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(B) REPORTS ON FORM 8-K.

     We filed a Current Report on Form 8-K with the SEC on May 21, 2002 for the May 21, 2002 events reporting our preliminary results for the third quarter ended April 30, 2002 and the receipt of a proposal from CMGI to acquire all of the outstanding publicly held shares of Engage.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on November 13, 2002.

                                          By:     /s/ LISA P. MCALISTER
                                            ------------------------------------
                                                     Lisa P. McAlister
                                                  Chief Financial Officer
                                                       and Treasurer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 13, 2002.

                    SIGNATURE                                             TITLE(S)
                    ---------                                             --------

                /s/ JOHN D. BARONE                    Chief Operating Officer, President and Director
 ------------------------------------------------              (Principal Executive Officer)
                  John D. Barone


              /s/ LISA P. MCALISTER                        Chief Financial Officer and Treasurer
 ------------------------------------------------       (Principal Financial and Accounting Officer)
                Lisa P. McAlister


                /s/ PETER J. RICE                                         Director
 ------------------------------------------------
                  Peter J. Rice


              /s/ EDWARD A. BENNETT                                       Director
 ------------------------------------------------
                Edward A. Bennett

                                 CERTIFICATIONS

I, John D. Barone, certify that:

     1.  I have reviewed this annual report on Form 10-K of Engage, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, present in all respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                  /s/ JOHN D. BARONE
                                          --------------------------------------
                                                     John D. Barone,
                                          Chief Operating Officer and President

Date: November 13, 2002

I, Lisa P. McAlister, certify that:

     1.  I have reviewed this annual report on Form 10-K of Engage, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, present in all respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                 /s/ LISA P. MCALISTER
                                          --------------------------------------
                                                    Lisa P. McAlister,
                                                 Chief Financial Officer
                                                      and Treasurer

Date: November 13, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.                            EXHIBIT
-----------                            -------
2.1(9)       Transaction Agreement dated September 9, 2002 by and between the Company, CMGI, Inc. and CMGI (UK) Limited.
3.1          Second Amended and Restated Certificate of Incorporation.
3.2          Amendment to the Second Amended and Restated Certificate of
             Incorporation.
3.3          Certificate of Designation of Series A Junior Participating
             Preferred Stock.
3.4(5)       Amended and Restated By-laws.
4.1(4)       Specimen Certificate for shares of Common Stock.
4.2(7)       Secured Demand Promissory Note, dated September 30, 2001,
             issued to CMGI, Inc. in the principal amount of $42,700,000.
4.3(7)       Secured Convertible Demand Promissory Note, dated October 4,
             2001 issued to CMGI, Inc., in the principal amount of
             $8,000,000.
4.4(8)       Amended and Restated Secured Convertible Demand Promissory
             Note, dated February 15, 2002, issued to CMGI, Inc. for any intercompany debt incurred from October 2001 to July 2002.
4.5(10)      Rights Agreement between the Company and American Stock
             Transfer & Trust Company, as Rights Agent, dated as of
             October 4, 2002.
4.6(9)       Common Stock Purchase Warrant dated September 9, 2002 issued to CMGI, Inc.
4.7(9)       Senior Secured Promissory Note dated September 9, 2002
             issued to CMGI, Inc. in the principal amount of $2,000,000.
10.1(2)++    Amended and Restated 1995 Equity Incentive Plan.
10.2(5)++    2000 Equity Incentive Plan.
10.3(1)++    1999 Employee Stock Purchase Plan.
10.4(1)++    1999 Stock Option Plan for Non-Employee Directors.
10.5(3)++    1996 Stock Option Plan of AdKnowledge Inc.
10.6(3)++    AdKnowledge Inc. 1998 Stock Option/Stock Issuance Plan.
10.7(9)      First Amendment of Sublease, dated September 9, 2002 by and between CMGI, Inc. and the Company.
10.8(9)      Amended and Restated Investor Rights Agreement dated
             September 9, 2002 by and between the Company and CMGI.
10.9(4)      Amended and Restated Investor Rights Agreement by and
             between CPQ Holdings, Inc. and the Company, dated June 19,
             2000.
10.10(6)++   Executive Retention Agreement by and between the Company and
             Anthony Nuzzo.
10.11(9)     Guaranty and Security Agreement dated September 9, 2002 by and between the Company, CMGI, Inc. and MediaBridge
             Technologies.
10.12(9)     Intellectual Property Security Agreement dated September 9,
             2002 by and between the Company, CMGI, Inc. and MediaBridge
             Technologies.
10.13(7)     Form of Indemnification Agreement entered into by and
             between the Company and each of Anthony Nuzzo, Christopher
             Evans, Edward Bennett and Frank Campanella, dated August 20,
             2001.
10.14(7)++   Letter from Frank Campanella on behalf of the Compensation
             Committee to Anthony Nuzzo, dated September 10, 2001.
10.15(7)++   Letter from the Company to Anthony Nuzzo, dated September
             24, 2001.
10.16(7)     Waiver and Release by and between the Company and CMGI,
             Inc., dated October 4, 2001.
10.17(9)     Transition Services Agreement, dated September 9, 2002, by and between the Company and CMGI, Inc.
10.18(9)     Indemnification Agreement dated, September 9, 2002, by and between the Company and George A. McMillan.
10.19(9)     Indemnification Agreement dated, September 9, 2002, by and between the Company and David S. Wetherell.
10.20        Letter Agreement, dated May 10, 2002, by and between the
             Company and Robert Bartlett.

EXHIBIT NO.                            EXHIBIT
-----------                            -------
10.21        Letter Agreement, dated May 10, 2002, by and between the
             Company and Christopher Cuddy.
21.1         Subsidiaries
23.1         Consent of KPMG LLP
23.2         Independent Auditors' Report on Financial Statement Schedule

---------------

 (1) Incorporated by reference from the exhibits filed with the Company's registration statement (File No. 333-78015) on Form S-1 filed under the Securities Act of 1933, as amended.

 (2) Incorporated by reference from the exhibits filed with the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2000.

 (3) Incorporated by reference from the exhibits filed with the Company's registration statement (File No. 333-32202) on Form S-8 on March 10, 2000.

 (4) Incorporated by reference from the exhibits filed with the Company's Form 10-K (File No. 000-26671) filed with the Securities and Exchange Commission on October 30, 2000.

 (5) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on December 15, 2000.

 (6) Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on March 19, 2001.

 (7) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on December 14, 2001.

 (8) Incorporated by reference from the exhibits filed with the Company's Form 10-Q (File No. 000-26671) filed with the Securities and Exchange Commission on June 14, 2002.

 (9) Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on September 18, 2002.

(10) Incorporated by reference from the exhibits filed with the Company's Form 8-K (File No. 000-26671) filed with the Securities and Exchange Commission on October 4, 2002.
---------------

++ Management contract or compensatory plan or arrangement.

                                                                     SCHEDULE II

                                  ENGAGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 2000, 2001 AND 2002
                                 (IN THOUSANDS)

                                           BALANCE AT   ADDITIONS    ACQUISITIONS,   DEDUCTIONS   BALANCE
                                           BEGINNING    CHARGED TO     DISPOSALS        FROM      AT END
DESCRIPTION                                 OF YEAR       INCOME       AND OTHER      RESERVES    OF YEAR
-----------                                ----------   ----------   -------------   ----------   -------
Year ended July 31, 2000(1):
  Allowance for doubtful accounts........    $  419       $1,196        $   --        $  (275)    $1,340
Year ended July 31, 2001(1):
  Allowance for doubtful accounts........    $1,340       $1,823        $1,321        $(2,702)    $1,782
Year ended July 31, 2002:
  Allowance for doubtful accounts........    $1,782       $  (19)       $   --        $  (695)    $1,068

---------------

(1) Adjusted for discontinued operations.