Form 10-Q
period 2002-10-31
ENGAGE INC
filed 2002-12-16
CIK 1084573

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

Yes [X]  No [ ]

The number of shares outstanding of the registrant's Common Stock as of December 8, 2002 was 48,237,119.

                                  ENGAGE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2002

                                      INDEX


                                                                                                                               PAGE
                                                                                                                               ----
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
a)        Consolidated Balance Sheets as of July 31, 2002 and October 31, 2002 (unaudited) .................................     3
b)        Consolidated Statements of Operations (unaudited) for the three months ended October 31, 2001 and 2002 ...........     4
c)        Consolidated Statements of Cash Flows (unaudited) for the three months ended October 31, 2001 and 2002 ...........     5
d)        Notes to Interim Consolidated Financial Statements ...............................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ............................    13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......................................................    20
Item 4.   Controls and Procedures ..........................................................................................    20
PART II.  OTHER INFORMATION
Item 2.   Changes in Securities and use of Proceeds ........................................................................    21
Item 6.   Exhibits and Reports on Form 8-K .................................................................................    21
SIGNATURES
CERTIFICATIONS

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                       JULY 31,        OCTOBER 31,
                                                                                                         2002             2002
                                                                                                     -----------      -----------
                                                                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................................     $    17,719      $     8,203
   Accounts receivable, less allowance for doubtful accounts of $1,068 and $869 at
     July 31, 2002 and October 31, 2002, respectively ..........................................           3,006            2,444
   Unbilled accounts receivable ................................................................             690              918
   Prepaid expenses and other current assets ...................................................           1,615            2,324
   Current assets of discontinued operations ...................................................              30               30
                                                                                                     -----------      -----------
        Total current assets ...................................................................          23,060           13,919

Property and equipment, net ....................................................................           3,919            2,960
Other assets ...................................................................................              60               23
Non-current assets of discontinued operations ..................................................             108               67
                                                                                                     -----------      -----------
      Total assets .............................................................................     $    27,147      $    16,969
                                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of obligation under capital lease ...........................................     $       295      $       295
   Debt to CMGI ................................................................................          61,691               --
   Accounts payable ............................................................................           3,357            1,872
   Due to CMGI affiliates ......................................................................           2,710               --
   Accrued expenses ............................................................................          12,364            9,030
   Deferred revenue ............................................................................           2,335            2,010
                                                                                                     -----------      -----------
      Total current liabilities ................................................................          82,752           13,207

Deferred revenue ...............................................................................              29               --
Long-term debt to CMGI, net of discount ........................................................              --            1,321
Other long-term liabilities ....................................................................             388               88
                                                                                                     -----------      -----------
      Total liabilities ........................................................................          83,169           14,616
                                                                                                     -----------      -----------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 5,000 shares authorized, 0 shares issued and
        outstanding at July 31, 2002 and October 31, 2002, respectively ........................              --               --
   Common stock, $.01 par value, 350,000 shares authorized, 196,062 and 48,237 shares issued and
        outstanding at July 31, 2002 and October 31, 2002, respectively ........................           1,961              482
   Additional paid-in capital ..................................................................       3,684,066        3,748,574
   Deferred compensation .......................................................................          (1,062)            (806)
   Accumulated other comprehensive loss ........................................................            (646)            (584)
   Accumulated deficit .........................................................................      (3,740,341)      (3,745,313)
                                                                                                     -----------      -----------
      Total stockholders' equity (deficit) .....................................................         (56,022)           2,353
                                                                                                     -----------      -----------
      Total liabilities and stockholders' equity (deficit) .....................................     $    27,147      $    16,969
                                                                                                     ===========      ===========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2002
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      2001           2002
                                                                    ---------      ---------
Revenue:
   Product revenue ............................................     $     986      $   1,110
   Product revenue, related parties ...........................            26             --
   Services and support revenue ...............................         5,380          2,620
   Services and support revenue, related parties ..............           266             --
                                                                    ---------      ---------
      Total revenue ...........................................         6,658          3,730
                                                                    ---------      ---------
Cost of revenue:
   Cost of product revenue ....................................          (142)           172
   Cost of services and support revenue .......................         4,821          2,504
   Amortization of developed technology .......................         1,458             --
                                                                    ---------      ---------
      Total cost of revenue ...................................         6,137          2,676
                                                                    ---------      ---------
         Gross profit .........................................           521          1,054
                                                                    ---------      ---------

Operating expenses:
   Research and development ...................................         2,419          1,282
   Selling and marketing ......................................         3,264          2,689
   General and administrative .................................         2,636          1,752
   Amortization of goodwill and other intangibles .............         5,866             --
   Restructuring costs, net ...................................           975            241
   Stock compensation .........................................           362            234
                                                                    ---------      ---------
      Total operating expenses ................................        15,522          6,198
                                                                    ---------      ---------
         Operating loss .......................................       (15,001)        (5,144)

Other income (expense):
   Interest income ............................................           243             48
   Interest expense ...........................................          (406)          (523)
   Minority interest ..........................................            93             --
   Other income (expense), net ................................           161            (90)
                                                                    ---------      ---------

      Loss from continuing operations .........................       (14,910)        (5,709)

Income from discontinued operations ...........................            --            737
                                                                    ---------      ---------

Net loss ......................................................     $ (14,910)     $  (4,972)
                                                                    =========      =========

Basic and diluted net income (loss) per share data:

Continuing operations .........................................     $   (0.08)     $   (0.05)
Discontinued operations .......................................            --           0.01
                                                                    ---------      ---------
Basic and diluted net loss per share ..........................     $   (0.08)     $   (0.04)
                                                                    =========      =========

Weighted average number of basic and diluted shares outstanding       196,615        112,507
                                                                    =========      =========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS\
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2002
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                       2001          2002
                                                                                     --------      --------
Cash flows from operating activities:
   Net loss ....................................................................     $(14,910)     $ (4,972)
   Income from discontinued operations .........................................           --           737
                                                                                     --------      --------
   Loss from continuing operations .............................................      (14,910)       (5,709)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization ............................................        8,220           790
      Provision for bad debts ..................................................           89            --
      Stock compensation .......................................................          362           234
      Amortization of discount on long-term debt to CMGI .......................           --            16
      Loss on disposal of business .............................................           --            81
      Loss on disposal of property and equipment ...............................          277             8
      Minority interest ........................................................           93            --
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled accounts receivable ..................        1,032           334
         Prepaid expenses and other current assets and other assets ............        4,357          (676)
         Due to CMGI and affiliates ............................................        3,923            65
         Accounts payable ......................................................       (1,454)       (1,485)
         Accrued expenses ......................................................      (17,640)       (1,303)
         Deferred revenue ......................................................       (2,406)           88
                                                                                     --------      --------
            Net cash used for continuing operations ............................      (18,057)       (7,557)
            Net cash provided by discontinued operations .......................        7,430           778
                                                                                     --------      --------
            Net cash used for operating activities .............................      (10,627)       (6,779)
                                                                                     --------      --------

Cash flows from investing activities:

   Purchases of property and equipment .........................................         (282)          (57)
                                                                                     --------      --------
      Net cash used for investing activities ...................................         (282)          (57)
                                                                                     --------      --------

Cash flows from financing activities:

   Net change in debt to CMGI ..................................................        8,000            --
   Proceeds from issuance of common stock, net of issuance costs and repurchases           25             1
   Payments in settlement of CMGI transaction ..................................           --        (2,711)
   Repayment of capital lease obligations ......................................         (146)           --
                                                                                     --------      --------
      Net cash provided by (used for) financing activities .....................        7,879        (2,710)
                                                                                     --------      --------

Effect of exchange rate changes on cash and cash equivalents ...................         (218)           30
                                                                                     --------      --------

Net decrease in cash and cash equivalents ......................................       (3,248)       (9,516)

Cash and cash equivalents, beginning of period .................................       33,261        17,719
                                                                                     --------      --------

Cash and cash equivalents, end of period .......................................     $ 30,013      $  8,203
                                                                                     ========      ========

Supplemental disclosures of cash flow information:

        Cash paid for interest .................................................     $     28      $     --
                                                                                     ========      ========


      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2002 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 13, 2002. The results for the three month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Discontinued Operations

      In April 2001, we announced the sale of certain assets of our wholly-owned subsidiary, Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. Our media operations ceased in October 2001. Income from discontinued operations for the three months ended October 31, 2002 is the result of accounts receivable collections in excess of original estimates made at the time we discontinued the operations of our Media segment. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and non-current assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. No

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


material liabilities associated with discontinued operations were assumed by a third party.

      Current assets of discontinued operations consists of the following:

                                                                                                  JULY 31,    OCTOBER 31,
                                                                                                    2002         2002
                                                                                                 ----------   -----------
                                                                                                      (IN THOUSANDS)
Other current assets.........................................................................         $30           $30
                                                                                                      ===           ===


     Non-current assets of discontinued operations consists of the following:

                                                                                                     JULY 31,    OCTOBER 31,
                                                                                                       2002          2002
                                                                                                    ----------   -----------
                                                                                                         (IN THOUSANDS)
Property and equipment, net of accumulated depreciation and amortization.....................         $ 60            $19
Other assets.................................................................................           48             48
                                                                                                      ----            ---
         Total non-current assets of discontinued operations.................................         $108            $67
                                                                                                      ====            ===



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

      The following tables presents pro forma earnings per share had the transaction with CMGI been completed as of the date of the beginning of each period presented and the shares held by CMGI had been retired:


                                                                THREE MONTHS ENDED
                                                       -------------------------------------
                                                       OCTOBER 31, 2001     OCTOBER 31, 2002
                                                       ----------------     ----------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss...........................................        $(14,910)             $ (4,972)
DENOMINATOR:
Weighted average shares outstanding................          46,852                48,227
                                                           --------              --------
Basic and diluted net loss per share...............        $  (0.32)             $  (0.10)
                                                           ========              ========


      At October 31, 2002, we had outstanding stock options to purchase 5,187,174 shares of common stock at a weighted average exercise price of $2.93 that could potentially dilute earnings per share, including 250,000 stock options at a weighted average exercise price of $0.06 that were in-the-money. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented.

      New Accounting Pronouncement

      In November 2002, the Financial Accounting Standards Board Released FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosure requirements by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, with the disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe that the adoption of FIN 45 will have a material impact on our financial position, results of operations and cash flow.

C. TRANSACTION WITH CMGI

      In September 2002, we completed a transaction with CMGI Inc., ("CMGI") pursuant to which all outstanding debt to CMGI ($64.5 million) was cancelled and all of CMGI's equity holdings in Engage (148,417,801 shares of common stock) were transferred back to Engage and cancelled. In exchange, we paid $2.5 million in cash to CMGI, signed a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company, and issued a warrant to CMGI to purchase up to 9.9% of our outstanding common stock at the time of exercise at an exercise price of $.048 per share. The warrant expires the earlier of the date of a sale of Engage, or September 2009. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income (defined as Engage's operating income/loss plus the sum of (i) amortization expense and impairment charges and (ii) amortization of stock-based compensation, as reported in our consolidated financial statements for the fiscal quarter in question included in the applicable quarterly or annual (as applicable) report filed with the

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


Securities and Exchange Commission for such quarter) starting with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if earn-out payments exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

      Additionally, under the agreement, the parties have amended the Company's sublease of office space from CMGI. Under the original sublease, we were obligated through October 2007 for approximately 103,000 square feet in our Andover, Massachusetts headquarters. Under the terms of the amended sublease, we rent approximately 36,000 square feet from CMGI through December 2002. We may extend this arrangement with written notification to CMGI. During the year ended July 31, 2002, we had accrued estimated net future lease and occupancy costs for certain facilities within the 103,000 square foot sublease that were no longer occupied by us. The accrual was based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that we may have been able to enter into during future periods. As a result of the transaction entered into with CMGI, the future costs associated with this accrual will not be paid, and as such, we have reversed approximately $2.3 million of the remaining unused portion of this accrual to additional paid-in capital. In addition, we had amounts recorded in other long-term liabilities related to an adjustment to recognize rent expense under this sublease on a straight-line basis over the term of the lease as compared to recognizing the amount paid in each period as per the lease agreement. This transaction also eliminated the requirement for this accrual. As such have recorded an increase in additional paid-in capital of approximately $308,000.

      The warrants issued in this transaction have been valued using a Black-Scholes option pricing model, with the fair value of the warrants calculated at approximately $0.028 per share. Assumptions used in this valuation are as follows: volatility of 160%; risk-free interest rate of 3.5%; expected life of 7.0 years; and 0% dividend yield.

      In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the resulting gain from this transaction as been recorded as a capital contribution, and as such, has been included in additional paid-in capital. The total gain under this transaction, including amounts discussed above, offset somewhat by costs associated with the transaction, was approximately $71.4 million.

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

D. DIVIDEND TO CMGI

      In April 2000, we completed our acquisition of Adsmart Corporation ("Adsmart"), a majority-owned subsidiary of CMGI, and Flycast Communications Corporation ("Flycast"), a wholly-owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000 (the "Merger Agreement"). Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI was obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminated their employment with us, their unexercised CMGI options were cancelled and CMGI was obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us were valued based upon the per share value originally used to record the non-cash dividend to CMGI. Any cash or Engage common shares returned to us were treated as a reduction to the previously recorded dividend to CMGI. In connection with our transaction with CMGI in September 2002 (see Note C), all Engage shares held by CMGI were returned to us; accordingly, no additional shares will be due from CMGI under the Merger Agreement.

E. COMPREHENSIVE LOSS

      The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      The components of comprehensive loss, net of income taxes, are as follows:


                                                                  THREE MONTHS ENDED
                                                                      OCTOBER 31,
                                                                -----------------------
                                                                  2001           2002
                                                                ---------      --------
                                                                     (IN THOUSANDS)
Net loss ...................................................     $(14,910)     $ (4,972)
Foreign currency adjustments ...............................         (114)           26
Net unrealized holding gain (loss) arising during the period          (45)           36
                                                                 --------      --------
     Comprehensive loss ....................................     $(15,069)     $ (4,910)
                                                                 ========      ========


F. NON-CASH TRANSACTIONS

      During both the three months ended October 31, 2001 and 2002, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $35,000 and $22,000 in both deferred compensation and additional paid-in capital in the three months ended October 31, 2001 and 2002, respectively.

      During the three months ended October 31, 2001, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of shares of Engage common stock previously issued to CMGI as part of our acquisition of Flycast Communications Corporation. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $56.8 million in the three months ended October 31, 2001

      During the three months ended October 31, 2001, approximately $44.1 million in amounts payable to CMGI were formally converted to secured debt to CMGI (see Note H).

G. STOCK COMPENSATION

      Had we recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:


                                               THREE MONTHS ENDED
                                                   OCTOBER 31,
                                                -----------------
                                                2001         2002
                                                ----         ----
                                                 (IN THOUSANDS)
             Cost of revenue ...............    $111         $ 83
             Research and development.......     103           82
             Selling and marketing..........     130           67
             General and administrative.....      18            2
                                                ----         ----
                Total ......................    $362         $234
                                                ====         ====

H. DEBT TO CMGI

      In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal was to become due and payable on demand any time on or after August 1, 2002. Interest was compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note was paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. The note plus accrued interest was convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contained an anti-dilution provision whereby the conversion price was to be adjusted downward if we were to issue any shares of common stock at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28, 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may have been issued upon the conversion of this note. The note was collateralized by substantially all of our assets. This note was cancelled in connection with the transaction with CMGI completed in September 2002 (see Note
C).

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal became due and payable on demand any time on or after August 1, 2002. The note was collateralized by substantially all of our assets. Interest was compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note was paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. This note was cancelled in connection with the transaction with CMGI completed in September 2002 (see Note
C).

      In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. This note was amended in February 2002. Under the terms of the promissory note, principal became due and payable on demand any time on or after August 1, 2002. Interest was compounded monthly and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note was convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. The note was collateralized by substantially all of our assets. This note was cancelled in connection with the transaction with CMGI completed in September 2002 (see Note C).

I. LEASES

      We have entered into noncancelable operating leases covering certain of our office facilities and equipment which expire through 2005. We also sublease office facilities used as our headquarters from CMGI for which we are charged based upon a fixed rent (see Note C).

      Minimum annual rental commitments, including amounts due to CMGI under subleasing arrangements, are as follows at October 31, 2002:

                                                                      OPERATING
                                                                       LEASES
                                                                       ------
                                                                    (IN THOUSANDS)
2003 (remaining nine months).......................................     $  773
2004...............................................................        801
2005...............................................................        150
                                                                        ------
                                                                        $1,724
                                                                        ======


J. RELATED PARTY TRANSACTIONS

      We outsourced data center operations from companies in which CMGI has a significant ownership interest. Total cost of revenue, included within both continuing and discontinued operations, related to outsourcing from related parties for the three months ended October 31, 2001 was approximately $650,000. No costs from outsourced data center operations from related parties were incurred in the three months ended October 31, 2002.

K. RESTRUCTURING

      In the first quarter of fiscal 2002, we implemented a restructuring plan designed to reduce corporate overhead costs by reducing the size of the company's finance and marketing staffs, as well as several senior management positions. In addition, the plan included a reduction in the Company's research and development, operations and professional services groups. As a result, our total workforce was reduced by approximately 60 persons or approximately 22% of our worldwide headcount. The reduction in corporate overhead costs and research and development staffs reflected a decrease in staffing needs due to the closing of our Media segment during the first quarter of fiscal 2002. The reduction in our operations and professional services groups reflected a downsizing due to expectations about the continued weakness in demand for our products and services in the immediate future. The total restructuring charge of $975,000 for the three months ended October 31, 2001 related to the severance and applicable payroll taxes for employees terminated under the restructuring plan.

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     In the first quarter of fiscal 2003, we recorded an adjustment of approximately $241,000 to the restructuring charge we recorded in the fourth quarter of fiscal 2002. The adjustment was the result of severance payments to terminated employees exceeding original estimates. Additionally, as the result of the sale of our Internet advertising business, we reduced the accrual for our restructuring charge recorded in the fourth quarter of fiscal 2002 by $188,000 for severance costs that we are no longer required to pay due to continuing employment within the acquiring company. The resulting reduction in costs has been recorded within the loss on disposal of the related business.

     The following table sets forth a summary of the balance of our restructuring reserve as of October 31, 2002 (in thousands):


                                                             FUTURE
                                              SEVERANCE   LEASE COSTS     TOTAL
                                              ---------   -----------     -----
       Reserve balance at July 31, 2002 ..     $ 1,107      $    55     $ 1,162
       Adjustment to Q4 2002 Restructuring          53           --          53
       Cash charges ......................      (1,110)          --      (1,110)
                                               -------      -------     -------
       Reserve balance at October 31, 2002     $    50      $    55     $   105
                                               =======      =======     =======

      All restructuring charges incurred in the first quarter of fiscal 2002 and 2003 were cash charges.

L. CONSOLIDATION OF ENGAGE JAPAN

      In November 2001, we increased our ownership percentage in Engage Japan, Inc. from 66.6% to 94.0% through the issuance of 1,000,000 shares of common stock valued at $250,000 to Sumitomo Corporation, a minority stockholder in Engage Japan, Inc. In conjunction with this transaction, we recorded a reclassification of $6.8 million from minority interest to additional paid-in capital to reflect the incremental change in ownership interest.

      As of April 2002, we had ceased the operations of Engage Japan, Inc. We intend to service the Japanese market through both our US and foreign subsidiaries. As part of the transaction, we have entered into an arrangement with Sumitomo Corporation through April 2003 whereby we will pay them a 50% royalty on qualifying software sales made by Engage in Japan until an aggregate of $350,000 has been paid to Sumitomo, at which point a 25% royalty will be paid. Such payments will be recorded as a component of cost of product revenue. No royalty costs were incurred under this arrangement during the three months ended October 31, 2002.

M. SALE OF INTERNET ADVERTISING BUSINESS

      In October 2002, we consummated a transaction whereby we sold substantially all of the assets (excluding accounts receivable) of our Internet advertising business to Accipiter Solutions, Inc. ("Accipiter Solutions"), a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise, assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. Additionally, in exchange for the assumption of certain of our liabilities, we paid $500,000 to Accipiter Solutions. As a result of this transaction, we recognized a loss of approximately $81,000 during the three months ended October 31, 2002. No value has been assigned to the warrants or the future earn-out payments in determining the loss from this transaction, our estimate of their fair value is zero.

N. LEGAL PROCEEDINGS

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

                                  ENGAGE, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

         In September 2002, we completed a transaction with CMGI pursuant to which all outstanding debt to CMGI ($64.5 million) was cancelled and all of CMGI's equity holdings in Engage (148,417,801 shares of common stock) were transferred back to Engage and cancelled. In exchange, we paid $2.5 million in cash to CMGI, signed a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company, and issued a warrant to CMGI to purchase up to 9.9% of our outstanding common stock at the time of exercise at an exercise price of $.048 per share. The warrant expires the earlier of the date of a sale of Engage, or September 2009. Additionally, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating income (defined as Engage's operating income/loss plus the sum of (i) amortization expense and impairment charges and
(ii) amortization of stock-based compensation, as reported in our financial statements for the fiscal quarter in question included in the applicable quarterly or annual (as applicable) report filed with the Securities and Exchange Commission for such quarter) starting with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if earn-out payments exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

         In October 2002, we consummated a transaction whereby we sold substantially all of the assets (excluding accounts receivable) of our Internet advertising business to Accipiter Solutions, Inc. ("Accipiter Solutions"), a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise, assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. Additionally, in exchange for the assumption of certain of our liabilities, we paid $500,000 to Accipiter Solutions. As a result of this transaction, we recognized a loss of approximately $81,000 during the three months ended October 31, 2002. No value has been assigned to the warrants or the future earn-out payments in determining the loss from this transaction, our estimate of their fair value is zero.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill and long-lived asset impairments, contingencies, restructuring costs and revenue recognition under the percentage of completion method. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. Additionally, we consider revenue recognition to be a critical accounting policy.

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

-        significant decline in our stock price for a sustained period; and

-        our market capitalization relative to net book value

         When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model.

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2002

         Revenue, Cost of Revenue and Gross Margin

         Revenue is derived primarily through the sale of software licenses and related software and consulting services and support. Services and support revenue includes fees charged for training, installation, software support and maintenance and actual consulting for customer specific requirements. Cost of revenue consists primarily of fees paid for outsourced data center operations needed to support our AdBureau product as well as payroll, royalties, amortization of developed technology intangible asset (during fiscal 2002), benefits and allocated overhead of our support and consulting groups.

         Product revenue increased from $1.0 million in the three months ended October 31, 2001 to $1.1 million in the three months ended October 31, 2002, a 10% increase. The increase in product revenue was due to a $718,000 increase in license revenue related to our ContentServer products, offset by a $620,000 decrease in revenue generated from our internet advertising products, which include our AdManager software. Services and support revenue decreased from $5.6 million in the three months ended October 31, 2001 to $2.6 million in the three months ended October 31, 2002, a 54% decrease. During fiscal 2002, we recognized services and support revenue on two significant consulting projects. These projects were not fully replaced in fiscal 2003, resulting in the decline in services and support revenue from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. Product revenue generated from sales of our Internet advertising products amounted to $717,000 and $97,000 for the three months ended October 31, 2001 and 2002, respectively. Services and support revenue generated from sales of our Internet advertising products amounted to $2.5 million and $369,000 for the three months ended October 31, 2001 and 2002, respectively. In October 2002, we sold substantially all of the assets of our Internet advertising business. Accordingly, revenue from these Internet advertising products, services and support will cease beginning with the second quarter of our fiscal 2003.

         Product gross margin increased from (30)% in the three months ended October 31, 2001 to 85% in the three months ended October 31, 2002. The increase in product gross margin is due to the impairment charge of $6.5 million on developed technology recorded during the fourth quarter of the year ended July 31, 2002, leaving no additional amortization for the three months ended October 31, 2002, compared to amortization of $1.5 million during the three months ended October 31, 2001. Product revenue represented $1.0 million or 15% of total revenue in the three months ended October 31, 2001 as compared to $1.1 million or 30% of total revenue in the three months ended October 31, 2002.

         Services and support gross margin decreased from 15% in the three months ended October 31, 2001 to 4% in the three months ended October 31, 2002. The decline in services and support gross margin is due to a decline in services and support revenue during the three months ended October 31, 2002, which was not fully offset by our reduction in payroll and related costs within our services and support department. The impact of the decline in revenue was offset somewhat by the reversal of $249,000 of hosting costs accrued in prior periods, the accrual of which is no longer required.

         Sales to one customer accounted for 12% of our total revenue for the three months ended October 31, 2001. Sales to one customer accounted for 19% of our total revenue for the three months ended October 31, 2002. Our customer base consists of geographically diverse customers concentrated primarily in the newspaper and retail industries.

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

         Operating Expenses

         Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses decreased from $2.4 million in the three months ended October 31, 2001 to $1.3 million in the three months ended October 31, 2002, a 47% decrease. This decrease was primarily due to savings related to restructuring activities in fiscal 2002 and the resulting savings in payroll and related costs. Our average research and development staff decreased 43% for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001. Research and development expenses were 36% of revenue for the three months ended October 31, 2001 compared to 34% of revenue for the three months ended October 31, 2002. We anticipate our research and development costs will increase over the next two quarters as we develop versions of our software to work on several platforms that are not currently supported by our existing product architecture.

         Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses decreased from $3.3 million in the three months ended October 31, 2001 to $2.7 million in the three months ended October 31, 2002, a 18% decrease. The decrease was primarily due to a decrease in payroll and related costs and a reduction in overhead costs due to decreased staffing levels, offset somewhat by an increase in spending on marketing and advertising initiatives as well as higher average salaries. Overall, our average sales and marketing staff decreased 39% for the three months ended October 31, 2002 compared to the three months ended October 31, 2001. Sales and marketing expenses were 49% of revenue for the three months ended October 31, 2001 compared to 72% of revenue for the three months ended October 31, 2002. The increase in sales and marketing costs as a percentage of revenue is the result of declining revenue during the three months ended October 31, 2002, the impact of which was not fully offset by reductions in our staffing levels.

         General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, facility and related costs, bad debt expense and depreciation expense. General and administrative expenses decreased from $2.6 million in the three months ended October 31, 2001 to $1.8 million in the three months ended October 31, 2002, a 34% decrease. The decrease was primarily due to decreases in payroll and related costs and a reduction in overhead costs due to decreased staffing levels. Overall, our average general and administrative staff decreased 46% for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001. General and administrative costs were 40% of revenue for the three months ended October 31, 2001 compared to 47% of revenue for the three months ended October 31, 2002.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $5.9 million in the three months ended October 31, 2001. During the year ended July 31, 2002, we continued to experience negative revenue growth due to a decrease in the size and quantity of orders for both our ad serving and content management solutions. Additionally, in the fourth quarter of the year ended July 31, 2002, CMGI rescinded their offer to acquire all of the outstanding shares of the Company, leaving doubt about our ability to raise additional financing to fund operations. As a result of these factors, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were fully impaired. Accordingly, in the quarter ended July 31, 2002, we recorded an additional impairment charge of $25.6 million, which eliminated all goodwill and other intangibles recorded in prior acquisitions. As a result, we had no amortization expenses for the three months ended October 31, 2002, and do not anticipate future amortization and impairment expenses.

         Restructuring Costs, net. Restructuring costs, net decreased from $975,000 for the three months ended October 31, 2001 to $241,000 million for the three months ended October 31, 2002. Restructuring costs during the three months ended October 31, 2001 consisted of severance costs related to a reduction in staffing levels. Restructuring costs during the three months ended October 31, 2002 consisted of an adjustment to severance costs recorded during the fourth quarter of fiscal 2002 due to severance payments to terminated employees exceeding original estimates.

         Stock Compensation. Stock compensation expense decreased from $362,000 in the three months ended October 31, 2001 to $234,000 in the three months ended October 31, 2002, a 35% decrease. The decrease relates to the termination of employment of certain individuals for whom stock compensation costs were being recognized prior to the employees termination.

         OTHER INCOME (EXPENSE)

         Interest Income. Interest income decreased from $243,000 in the three months ended October 31, 2001 to $48,000 in the three months ended October 31, 2002, an 80% decrease. The decrease in interest income was primarily due to lower cash equivalent balances during the three months ended October 31, 2002 compared to the three months ended October 31, 2001. We anticipate that interest income will continue to decrease in the year ended July 31, 2003 as compared to July 31, 2002 as a result of both lower rates of return and a reduced balance in cash and short-term investments.

         Interest Expense. Interest expense increased from $406,000 in the three months ended October 31, 2001 to $523,000 in the three months ended October 31, 2002, a 29% increase. The increase was a result of converting amounts we owed to CMGI into debt in October 2001 and the related interest on that debt in October 2001 as compared to the interest on the debt from August 2002 through September 9, 2002, the date of our transaction with CMGI that eliminated the related debt for which we were being charged interest.

We anticipate that interest expense will decrease during the remainder of the year ended July 31, 2003 as compared to the year ended July 31, 2002 as a result of the settlement of the amounts owed to CMGI in September 2002.

         Minority Interest. Minority interest was $93,000 for the three months ended October 31, 2001. Minority interest reflects the minority shareholders' share of the losses of our subsidiary Engage Technologies Japan. This subsidiary was closed during the second quarter of fiscal 2002, resulting in the elimination of minority interest for the three months ended October 31, 2002.

         Other Income (Expense), net. Other income (expense), net decreased from $161,000 for the three months ended October 31, 2001 to ($90,000) for the three months ended October 31, 2002. Other income for the three months ended October 31, 2001 was primarily related to foreign currency gains related to several of our European subsidiaries. Other expense for the three months ended October 31, 2002 was primarily related to a loss realized on the sale of our Internet advertising business.

         Income From Discontinued Operations. Income from discontinued operations was $737,000 for the three months ended October 31, 2002, the result of accounts receivable collections in excess of original estimates made at the time we discontinued the operations of our Media segment.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents decreased from $17.7 million at July 31, 2002 to $8.2 million at October 31, 2002. Net cash used in operating activities was $6.8 million for the three months ended October 31, 2002. Cash used in operating activities resulted primarily from net losses from continuing operations and decreases in accounts payable and accrued expenses, which was partially offset by the collection of accounts receivable from our Media segment, a decrease in accounts receivable, and an increase in amounts due to CMGI prior to the transaction with CMGI. We made payments of approximately $1.0 million related to the settlement of amounts owed to a CMGI affiliate, approximately $1.0 million in the settlement of certain operating lease obligations, and approximately $1.1 million for the payment of our annual insurance for directors and officers. Net cash used for investing activities was $57,000 for the three months ended October 31, 2002, all related to investments in property and equipment. Net cash used for financing activities was $2.7 million, consisting of the $2.5 million payment to CMGI and $211,000 of costs associated with the CMGI transaction.

         In connection with the transaction with CMGI that we completed in September 2000, we are obligated to pay CMGI $6.0 million in the future. We granted CMGI a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company. In addition, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating results beginning with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if earn-out payments exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million paid prior to the date the note matures, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

         The following summarizes anticipated contractual obligations for operating leases during each of the fiscal years ended July 31:

                                                               OPERATING
                                                                 LEASES
                                                             (IN THOUSANDS)
2003 (remaining nine months)............................        $    773
2004....................................................             801
2005....................................................             150
                                                                --------
                                                                $  1,724
                                                                ========

         During our fiscal year 2002 and the first quarter of fiscal 2003 we have undergone a significant transition, exiting the Media business, selling our Internet advertising business and restructuring ourselves to be a leader in providing software that enables publishers, advertisers and merchants to streamline the creation, approval, production and re-purposing of advertising and other marketing material. Included in this transition was a complete turnover of our senior management team, as well as significant changes within our Board of Directors. In conjunction with the Board of Directors, the new management team has developed an operational plan that it believes will allow us to strengthen existing and develop new sales channels. In addition, the operational plan has brought our costs more in line with projected revenue growth.

         At October 31, 2002, we had working capital of $712,000, an accumulated deficit of $3.7 billion, and have reported losses from operations since inception. We anticipate incurring additional losses throughout our current fiscal year. Management has taken several actions to ensure that we continue as a going concern through July 31, 2003, including reductions in operating expenses through headcount reductions, the sale of our Internet advertising business, and most importantly, the restructuring of amounts due to our former parent company, CMGI, discussed above. Based upon our cash flow estimates, we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures through our current fiscal year. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, and collections of accounts receivable for both our continuing and discontinued operations, among other assumptions, including the improvement in the overall macroeconomic environment. Our sales estimates include revenue from new sales channels for which we have no historical basis to make estimates and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing costs in proportion to any shortfall in projected sales. Our continued collection of accounts receivable from discontinued operations may be hindered by the old age of the outstanding balances, the financial status of the debtors, the fact that uncollected amounts are comprised of a large number of small balances, and the ability to continue to devote internal resources to the collection effort. During the first quarter of the current fiscal year our operating results were in line with our cash flow estimates for the quarter.

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

FOREIGN OPERATIONS

         The results of our international operations are subject to currency fluctuations. As of October 31, 2002, we had subsidiaries in Europe and Asia. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations in the future.

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

- that we anticipate our research and development costs will increase over the next two quarters as we develop versions of our software to work on several platforms that are not currently supported by our existing product architecture;

- that we anticipate that we will incur no future amortization and impairment expenses;

- that we anticipate that interest income will decrease in the remainder or fiscal 2003 as compared to fiscal 2002;

- that we anticipate that interest expense will decrease in the remainder of fiscal 2003 as compared to fiscal 2002;

- that we believe that our operational plan will allow us to develop new and strengthen existing sales channels; and

- that we anticipate that our available cash resources will be sufficient to meet our needs for working capital and capital expenditures through our current fiscal year.

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

- factors set forth in our Annual Report on Form 10-K filed with the SEC on November 13, 2002 in the section titled "Factors that May Affect Future Results and Market Price of Stock;" and

- the risks discussed in our other filings with the SEC and elsewhere throughout this Quarterly Report on Form 10-Q.

         All information set forth in this Form 10-Q is as of the date of this Form 10-Q, and we undertake no duty or obligation to update this information, unless required by law.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, and amounts due to CMGI and affiliates approximate fair value because of the short maturity of these instruments and market rates of interest.

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

         ITEM 4. CONTROLS AND PROCEDURES

       (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on December 13, 2002 have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 2002, our the Board of Directors adopted a stockholder rights plan (also known as a "Poison Pill") and declared a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. Each right will entitle registered holders of our common stock to purchase one one-thousandth of a share of a new series of junior participating preferred stock, designated as "Series A Junior Participating Preferred Stock". The rights generally will be exercisable only if a person (which term includes an entity or group) (i) acquires 15% or more of our common stock or (ii) announces a tender offer, the consummation of which would result in ownership by that person, entity or group of 15% or more of the common stock. Once exercisable, the stockholder rights plan allows our stockholders (other than the acquiror) to purchase common stock of Engage or of the acquiror at a substantial discount.

         In September 2002, in connection with the transaction with CMGI in which CMGI cancelled all debt we owed to CMGI and CMGI transferred all equity in Engage owned by CMGI back to Engage, we issued to CMGI a warrant to purchase up to 9.9% of our outstanding common stock as of the time of exercise. The warrant is exercisable at an exercise price of $.048 per share. No person acted as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K with the SEC on September 18, 2002 for the September 9, 2002 event reporting the completion of the transaction with CMGI.

         We filed a Current Report on Form 8-K with the SEC on October 7, 2002 for the October 4, 2002 event reporting the adoption of the Poison Pill.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on December 16, 2002.

                                 By: /s/        JOHN D. BARONE
                                     -----------------------------------
                                     John D. Barone
                                     Chief Operating Officer and President
                                     (Principal Executive Officer)



                                 By:  /s/     LISA P. MCALISTER
                                      ---------------------------------
                                     Lisa P. McAlister
                                     Chief Financial Officer and Treasurer
                                     (Principal Accounting and Financial
                                     Officer of the Registrant)

                                 CERTIFICATIONS

I, John D. Barone, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Engage, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, present in all respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                           /s/        JOHN D. BARONE
                           -----------------------------------------------------
                           John D. Barone, Chief Operating Officer and President

                                 CERTIFICATIONS

I, Lisa P. McAlister, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Engage, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, present in all respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                        /s/              LISA P. MCALISTER
                        --------------------------------------------------------
                        Lisa P. McAlister, Chief Financial Officer and Treasurer