Form 10-Q
period 2003-01-31
ENGAGE INC
filed 2003-03-14
CIK 1084573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

Yes [X]    No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

The number of shares outstanding of the registrant's Common Stock as of March 9, 2003 was 52,088,774.

================================================================================

                                  ENGAGE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2003

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

a)       Consolidated Balance Sheets as of July 31, 2002 and January 31, 2003
           (unaudited) ..............................................................     3

b)       Consolidated Statements of Operations for the three and six months ended
           January 31, 2002 and 2003 (unaudited) ....................................     4

c)       Consolidated Statements of Cash Flows for the six months ended January 31,
           2002 and 2003 (unaudited) ................................................     5

d)       Notes to Interim Consolidated Financial Statements (unaudited) .............     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ....................................................    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................    23

Item 4.  Controls and Procedures ....................................................    23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................    24

Item 4.  Submission of Matters to a Vote of Security Holders ........................    24

Item 6.  Exhibits and Reports on Form 8-K ...........................................    25

SIGNATURES

CERTIFICATIONS

EXHIBIT INDEX

                                  ENGAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                  JULY 31,         JANUARY 31,
                                                                    2002              2003
                                                                    ----              ----
ASSETS
Current assets:
  Cash and cash equivalents ..................................   $    17,719       $     4,973
  Accounts receivable, less allowance for doubtful
    accounts of $1,068 and $870 at July 31, 2002 and
    January 31, 2003, respectively ...........................         3,006             1,723
  Unbilled accounts receivable ...............................           690               173
  Prepaid expenses and other current assets ..................         1,615             1,771
  Current assets of discontinued operations ..................            30                30
                                                                 -----------       -----------
   Total current assets ......................................        23,060             8,670

Property and equipment, net ..................................         3,919             2,325
Other assets .................................................            60                24
Non-current assets of discontinued operations ................           108                67
                                                                 -----------       -----------
   Total assets ..............................................   $    27,147       $    11,086
                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of obligation under capital lease ..........   $       295       $       295
  Debt to CMGI ...............................................        61,691                --
  Accounts payable ...........................................         3,357             1,644
  Due to CMGI affiliates .....................................         2,710                --
  Accrued expenses ...........................................        12,364             8,121
  Deferred revenue ...........................................         2,335             1,894
                                                                 -----------       -----------
   Total current liabilities .................................        82,752            11,954
Deferred revenue .............................................            29                --
Long-term debt to CMGI, net of discount ......................            --             1,360
Other long-term liabilities ..................................           388                82
                                                                 -----------       -----------
   Total liabilities .........................................        83,169            13,396
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    shares issued and outstanding at July 31, 2002 and
    January 31, 2003, respectively ...........................            --                --
  Common stock, $.01 par value, 350,000 shares authorized,
    196,062 and 48,527 shares issued and outstanding at
    July 31, 2002 and January 31, 2003, respectively .........         1,961               485
  Additional paid-in capital .................................     3,684,066         3,748,384
  Deferred compensation ......................................        (1,062)             (413)
  Accumulated other comprehensive loss .......................          (646)             (579)
  Accumulated deficit ........................................    (3,740,341)       (3,750,187)
                                                                 -----------       -----------
   Total stockholders' deficit ...............................       (56,022)           (2,310)
                                                                 -----------       -----------
   Total liabilities and stockholders' deficit ...............   $    27,147       $    11,086
                                                                 ===========       ===========

     See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2003
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JANUARY 31,                     JANUARY 31,
                                                                        --------------------            --------------------
                                                                        2002            2003            2002            2003
                                                                     ---------      ---------        ---------      ----------
Revenue:
  Product revenue ...............................................    $   2,340       $     615       $   3,326       $   1,725
  Product revenue, related parties ..............................           --              --              26              --
  Services and support revenue ..................................        3,570           1,680           8,950           4,300
  Services and support revenue, related parties .................          165              --             431              --
                                                                     ---------       ---------       ---------       ---------
    Total revenue ...............................................        6,075           2,295          12,733           6,025
                                                                     ---------       ---------       ---------       ---------
Cost of revenue:
  Cost of product revenue .......................................           60              17             (82)            189
  Cost of services and support revenue ..........................        3,509           1,555           8,330           4,059
  Amortization of developed technology ..........................        1,459              --           2,917              --
                                                                     ---------       ---------       ---------       ---------
    Total cost of revenue .......................................        5,028           1,572          11,165           4,248
                                                                     ---------       ---------       ---------       ---------

      Gross profit ..............................................        1,047             723           1,568           1,777
                                                                     ---------       ---------       ---------       ---------

Operating expenses:
  Research and development ......................................        1,883           1,482           4,302           2,764
  Selling and marketing .........................................        2,890           2,362           6,154           5,051
  General and administrative ....................................        2,137           2,005           4,773           3,757
  Amortization of goodwill and other intangibles ................        5,866              --          11,732              --
  Restructuring costs, net ......................................           --              --             975             241
  Stock compensation ............................................          294             212             656             446
                                                                     ---------       ---------       ---------       ---------
    Total operating expenses ....................................       13,070           6,061          28,592          12,259
                                                                     ---------       ---------       ---------       ---------
      Operating loss ............................................      (12,023)         (5,338)        (27,024)        (10,482)

Other income (expense):
  Interest income ...............................................          137              22             380              70
  Interest expense ..............................................       (1,042)            (39)         (1,448)           (562)
  Minority interest .............................................           16              --             109              --
  Other income (expense), net ...................................         (289)            148            (128)             58
                                                                     ---------       ---------       ---------       ---------
      Loss from continuing operations ...........................      (13,201)         (5,207)        (28,111)        (10,916)

Income from discontinued operations .............................           --             333              --           1,070
                                                                     ---------       ---------       ---------       ---------
Net loss ........................................................    $ (13,201)      $  (4,874)      $ (28,111)      $  (9,846)
                                                                     =========       =========       =========       =========
Basic and diluted loss per share data:
Continuing operations ...........................................    $   (0.07)      $   (0.11)      $   (0.14)      $   (0.14)
Discontinued operations .........................................           --            0.01              --            0.02
                                                                     ---------       ---------       ---------       ---------
Basic and diluted net loss per share ............................    $   (0.07)      $   (0.10)      $   (0.14)      $   (0.12)
                                                                     =========       =========       =========       =========
Weighted average number of basic and diluted shares outstanding .      196,574          48,391         196,595          80,449
                                                                     =========       =========       =========       =========

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2003
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                        2002           2003
                                                                                        ----           ----
Cash flows from operating activities:
  Net loss ........................................................................   $(28,111)      $ (9,846)
  Income from discontinued operations .............................................         --          1,070
                                                                                      --------       --------
  Loss from continuing operations .................................................    (28,111)       (10,916)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization .................................................     16,405          1,510
    Provision for bad debts .......................................................         13              6
    Stock compensation ............................................................        656            446
    Amortization of discount on long-term debt to CMGI ............................         --             55
    Loss on disposal of business ..................................................         --            (62)
    Loss on disposal of property and equipment ....................................        311             16
    Minority interest .............................................................       (109)            --
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled accounts receivable ........................      3,716          1,794
      Prepaid expenses and other current assets and other assets ..................      5,934           (125)
      Due to CMGI and affiliates ..................................................      7,253             65
      Accounts payable ............................................................     (4,752)        (1,713)
      Accrued expenses ............................................................    (22,720)        (2,217)
      Deferred revenue ............................................................     (3,499)           115
                                                                                      --------       --------
        Net cash used for continuing operations ...................................    (24,903)       (11,026)
        Net cash provided by discontinued operations ..............................     11,351          1,101
                                                                                      --------       --------
        Net cash used for operating activities ....................................    (13,552)        (9,925)
                                                                                      --------       --------
Cash flows from investing activity:
  Purchases of property and equipment .............................................       (352)          (137)
                                                                                      --------       --------
    Net cash used for investing activity ..........................................       (352)          (137)
                                                                                      --------       --------
Cash flows from financing activities:
  Net change in debt to CMGI ......................................................      8,000             --
  Proceeds from issuance of common stock, net of issuance costs and repurchases ...         47             16
  Payment in settlement of CMGI transaction .......................................         --         (2,732)
  Repayment of capital lease obligations ..........................................     (2,401)            --
  Repayment of long-term debt .....................................................     (1,046)            --
                                                                                      --------       --------
    Net cash provided by (used for) financing activities ..........................      4,600         (2,716)
                                                                                      --------       --------
Effect of exchange rate changes on cash and cash equivalents ......................        344             32
                                                                                      --------       --------
Net decrease in cash and cash equivalents .........................................     (8,960)       (12,746)
Cash and cash equivalents, beginning of period ....................................     33,261         17,719
                                                                                      --------       --------
Cash and cash equivalents, end of period ..........................................   $ 24,301       $  4,973
                                                                                      ========       ========
Supplemental disclosures of cash flow information:
  Cash paid for interest ..........................................................   $     64       $     --
                                                                                      ========       ========

      See accompanying notes to interim consolidated financial statements.

                                  ENGAGE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended July 31, 2002 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 13, 2002. The results for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

      We recognize revenue in accordance with the provisions of SOP 97-2, Software Revenue Recognition. Revenue from software product licenses is generally recognized when (i) a signed noncancelable software license or purchase order exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable.

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

      Discontinued Operations

       In April 2001, we announced the sale of certain assets of our wholly-owned subsidiary, Internet Profiles Corporation ("I/PRO"). In September 2001, we announced the sale of certain assets of our AdKnowledge media service and the shutdown of our media network, both of which, combined with I/PRO, comprised our Media segment. Our media operations ceased in October 2001. Income from discontinued operations for the three and six months ended January 31, 2003 is the result of accounts receivable collections in excess of original estimates made at the time we discontinued the operations of our Media segment. The Media segment has been accounted for as a discontinued operation. Accordingly, the Media segment's current and non-current assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. No material liabilities associated with discontinued operations were assumed by a third party.

      Current assets of discontinued operations consists of the following:

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                     JULY 31,    JANUARY 31,
                                                       2002         2003
                                                       ----         ----
                                                       (IN THOUSANDS)
Other current assets ............................     $    30      $    30
                                                      =======      =======

      Non-current assets of discontinued operations consists of the following:

                                                             JULY 31,    JANUARY 31,
                                                              2002         2003
                                                              ----          ----
                                                                (IN THOUSANDS)
Property and equipment held for disposal ................    $    60       $    18
Other assets ............................................         48            49
                                                             -------       -------
    Total non-current assets of discontinued operations .    $   108       $    67
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

      The following table presents pro forma earnings per share had the transaction with CMGI (see Note C) been completed as of the date of the beginning of each period presented and the shares held by CMGI had been retired:

                                          THREE MONTHS ENDED JANUARY 31,  SIX MONTHS ENDED JANUARY 31,
                                          ------------------------------  ----------------------------
                                               2002           2003            2002           2003
                                               ----           ----            ----           ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss ..............................      $(13,201)      $ (4,874)       $(28,111)      $ (9,846)

DENOMINATOR:
Weighted average shares outstanding ...        47,944         48,391          47,398         80,449
                                             --------       --------        --------       --------

Basic and diluted net loss per share ..      $  (0.28)      $  (0.10)       $  (0.59)      $  (0.12)
                                             ========       ========        ========       ========

      At January 31, 2003, we had outstanding stock options to purchase 4,386,660 shares of common stock at a weighted average exercise price of $2.73 that could potentially dilute earnings per share, including 250,000 stock options at a weighted average exercise price of $0.06 that were in-the-money. The dilutive effect of the exercise of these options has been excluded from the computation of diluted net loss per share, as the effect would have been antidilutive for the periods presented (see Note O).

      New Accounting Pronouncement

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities ("SFAS 146"). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We have adopted the provisions of SFAS No. 146 effective August 1, 2002.

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

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      In January 2003, the Financial Accounting Standards Board Released FASB Interpretation No. 46 Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 ("FIN 46"). The objective of FIN 46 is to improve financial reporting by enterprises involved with variable interest entities by providing additional guidance on identifying variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. We do not believe that the adoption of FIN 46 will have a material impact on our financial position, results of operations and cash flow.

      In January 2003, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, while the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We do not believe that the adoption of SFAS 148 will have a material impact on our financial position, results of operations and cash flow.

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

      Additionally, under the agreement, the parties have amended the Company's sublease of office space from CMGI. Under the original sublease, we were obligated through October 2007 for approximately 103,000 square feet in our Andover, Massachusetts headquarters. Under the terms of the amended sublease, we rent approximately 36,000 square feet from CMGI through December 2004. We may extend this arrangement until June 30, 2007 with written notification to CMGI. During the year ended July 31, 2002, we had accrued estimated net future lease and occupancy costs for certain facilities within the 103,000 square foot sublease that were no longer occupied by us. The accrual was based upon total future lease costs under the facility lease, less estimated proceeds from possible subleasing arrangements that we may have been able to enter into during future periods. As a result of the transaction entered into with CMGI, the future costs associated with this accrual will not be paid, and as such, we have reversed approximately $2.3 million of the remaining unused portion of this accrual to additional paid-in capital. In addition, we had amounts recorded in other long-term liabilities related to an adjustment to recognize rent expense under this sublease on a straight-line basis over the term of the lease as compared to recognizing the amount paid in each period as per the lease agreement. This transaction also eliminated the requirement for this accrual. As such have recorded an increase in additional paid-in capital of approximately $308,000.

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

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

D.    DIVIDEND TO CMGI

      In April 2000, we completed our acquisition of Adsmart Corporation ("Adsmart"), a majority-owned subsidiary of CMGI, and Flycast Communications Corporation ("Flycast"), a wholly-owned subsidiary of CMGI, pursuant to an Agreement and Plan of Merger and Contribution, dated as of January 19, 2000 (the "Merger Agreement"). Under the terms of the Merger Agreement, upon the exercise of CMGI options by former Flycast employees, CMGI was obligated to pay us the exercise price of the related CMGI options issued to the former Flycast employees as part of CMGI's acquisition of Flycast. Additionally, in the event that former Flycast employees terminated their employment with us, their unexercised CMGI options were cancelled and CMGI was obligated to return Engage common shares to us based on the number of CMGI options cancelled multiplied by the exchange ratio as defined in the Merger Agreement. Engage common shares returned to us were valued based upon the per share value originally used to record the non-cash dividend to CMGI (included within accumulated deficit). Any cash or Engage common shares returned to us were treated as a reduction to the previously recorded dividend to CMGI. In connection with our transaction with CMGI in September 2002 (see Note C), all Engage shares held by CMGI were returned to us; accordingly, no additional shares will be due from CMGI under the Merger Agreement.

E.    COMPREHENSIVE LOSS

      The components of comprehensive loss include net loss, the net change in foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

      The components of comprehensive loss, net of income taxes, are as follows:

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JANUARY 31,                   JANUARY 31,
                                               -----------                   -----------
                                           2002           2003           2002           2003
                                           ----           ----           ----           ----
                                                          (IN THOUSANDS)
Net loss ..............................  $(13,201)      $ (4,874)      $(28,111)      $ (9,846)
Foreign currency adjustments ..........       513             15            399             41
Net unrealized holding gain arising
  during the period ...................        35            (10)           (10)            26
                                         --------       --------       --------       --------
     Comprehensive loss ...............  $(12,653)      $ (4,869)      $(27,722)      $ (9,779)
                                         ========       ========       ========       ========

   The components of accumulated comprehensive income (loss) are as follows:

                                                                           ACCUMULATED
                                                             UNREALIZED       OTHER
                                               FOREIGN         GAINS      COMPREHENSIVE
                                               CURRENCY     (LOSSES) ON       INCOME
                                             ADJUSTMENTS     SECURITIES       (LOSS)
                                             -----------     ----------       ------
                                                          (IN THOUSANDS)
Balance, July 31, 2002 ....................     $(651)         $   5          $(646)
Activity, first six months of fiscal 2003 .        41             26             67
                                                -----          -----          -----
Balance, January 31, 2003 .................     $(610)         $  31          $(579)
                                                =====          =====          =====

F.    NON-CASH TRANSACTIONS

      During both the six months ended January 31, 2002 and 2003, as the result of the termination of employment of certain employees prior to the vesting of their stock options, unvested stock options for which deferred compensation costs had been recorded in a prior period were cancelled. As a result of these cancellations, we have recorded a reduction of $507,000 and $203,000 in both deferred compensation and additional paid-in capital in the six months ended January 31, 2002 and 2003, respectively.

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      During the six months ended January 31, 2002, as a result of the termination of employment of former Flycast employees, non-cash financing activities included the return of shares of Engage common stock previously issued to CMGI as part of our acquisition of Flycast Communications Corporation. As a result, we have recorded a reduction of additional paid-in capital and dividend to CMGI (included within accumulated deficit) of approximately $67.4 million in the six months ended January 31, 2002

      During the six months ended January 31, 2002, approximately $48.3 million in amounts payable to CMGI were formally converted to secured debt to CMGI (see Note H).

G.    STOCK COMPENSATION

      If we had recorded stock compensation expense within the functional departments of the employee or director, stock compensation would have been allocated as follows:

                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JANUARY 31,         JANUARY 31,
                                  -----------         -----------
                                2002      2003      2002      2003
                                ----      ----      ----      ----
                                         (IN THOUSANDS)
Cost of revenue ............    $ 94      $ 79      $205      $162
Research and development ...      91        65       194       147
Selling and marketing ......      97        66       227       133
General and administrative .      12         2        30         4
                                ----      ----      ----      ----
  Total ....................    $294      $212      $656      $446
                                ====      ====      ====      ====

H.    DEBT TO CMGI

      In October 2001, CMGI agreed to loan us $8.0 million under a secured convertible demand note payable bearing interest at 7.5%. Under the terms of the note payable, principal was to become due and payable on demand any time on or after August 1, 2002. Interest was compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note was paid in full. Interest payments for the quarters ending January 31, 2002, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. The note plus accrued interest was convertible, at CMGI's election, into our common stock at a conversion price of $0.25 per share. In addition, the note contained an anti-dilution provision whereby the conversion price was to be adjusted downward if we were to issue any shares of common stock at a price per share less than the then current market price. Pursuant to Nasdaq requirements, by written consent dated February 28, 2002, CMGI, our majority stockholder, approved the issuance of our common stock that may have been issued upon the conversion of this note. The note was collateralized by substantially all of our assets. This note was cancelled in connection with the transaction with CMGI completed in September 2002 (see Note
C).

      In October 2001, we also restructured our outstanding amounts payable to CMGI into a secured promissory note payable in the amount of $42.7 million bearing interest at 7.5%. Under the terms of the note payable, principal became due and payable on demand any time on or after August 1, 2002. The note was collateralized by substantially all of our assets. Interest was compounded and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note was paid in full. Interest payments for the quarters ending January 31, 2002, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. This note was cancelled in connection with the transaction with CMGI completed in September 2002 (see Note
C).

      In October 2001, CMGI and Engage agreed to structure any intercompany debt incurred by us subsequent to October 1, 2001 through July 31, 2002 under a secured convertible promissory note bearing interest at 7.5%. This note was amended in February 2002. Under the terms of the promissory note, principal became due and payable on demand any time on or after August 1, 2002. Interest was compounded monthly and payable quarterly in arrears on October 31, January 31, April 30 and July 31 of each year until the note is paid in full. Interest payments for the quarters ending January 31, 2002, January 31, 2002, April 30, 2002 and July 31, 2002 were deferred and became payable on August 1, 2002. The principal and/or interest of the intercompany debt incurred each calendar month under the note was convertible, at CMGI's election, into our common stock at a conversion price equal to the closing price of our common stock on the last trading day of such calendar month. The note was collateralized by substantially all of our assets. This note was cancelled in connection with the transaction with CMGI completed in September 2002 (see Note C).

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


I.    LEASES

   We have entered into noncancelable operating leases covering certain of our office facilities and equipment which expire through 2005.

   Minimum annual rental commitments, including amounts due to CMGI under subleasing arrangements, are as follows at January 31, 2003:

                                                                       OPERATING
                                                                        LEASES
                                                                        ------
                                                                     (IN THOUSANDS)
2003 (remaining six months)........................................   $     718
2004...............................................................       1,265
2005...............................................................         258
                                                                       --------
                                                                      $   2,241
                                                                      =========

J.    RELATED PARTY TRANSACTIONS

      We outsourced data center operations from companies in which CMGI has a significant ownership interest. Total cost of revenue, included within both continuing and discontinued operations, related to outsourcing from related parties for the three and six months ended January 31, 2002 was approximately $(143,000) and $507,000, respectively. No costs from outsourced data center operations from related parties were incurred in the three and six months ended January 31, 2003.

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

K.    RESTRUCTURING

      In the first quarter of fiscal 2002, we implemented a restructuring plan designed to reduce corporate overhead costs by reducing the size of the company's finance and marketing staffs, as well as several senior management positions. In addition, the plan included a reduction in the Company's research and development, operations and professional services groups. As a result, our total workforce was reduced by approximately 60 persons or approximately 22% of our worldwide headcount. The reduction in corporate overhead costs and research and development staffs reflected a decrease in staffing needs due to the closing of our Media segment during the first quarter of fiscal 2002. The reduction in our operations and professional services groups reflected a downsizing due to expectations about the continued weakness in demand for our products and services in the immediate future. The total restructuring charge of $975,000 for the three months ended January 31, 2002 related to the severance and applicable payroll taxes for employees terminated under the restructuring plan.

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

      The following table sets forth a summary of the balance of our restructuring reserve as of January 31, 2003 (in thousands):

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                              FUTURE
                                                 SEVERANCE  LEASE COSTS    TOTAL
                                                 ---------  -----------    -----
Reserve balance at July 31, 2002..............   $   1,107   $      55   $    1,162
Adjustment to Q4 2002 Restructuring...........          53          --           53
Cash charges..................................      (1,160)        (15)      (1,175)
                                                 ---------   ---------   ----------
Reserve balance at January 31, 2003...........   $      --   $      40   $       40
                                                 =========   =========   ==========

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

      As of April 2002, we had ceased the operations of Engage Japan, Inc. We intend to service the Japanese market through both our US and foreign subsidiaries. As part of the transaction, we have entered into an arrangement with Sumitomo Corporation through April 2003 whereby we will pay them a 50% royalty on qualifying software sales made by Engage in Japan until an aggregate of $350,000 has been paid to Sumitomo, at which point a 25% royalty will be paid. Such payments will be recorded as a component of cost of product revenue. No royalty costs were incurred under this arrangement during the three and six months ended January 31, 2003.

M.    SALE OF INTERNET ADVERTISING BUSINESS

      In October 2002, we consummated a transaction whereby we sold substantially all of the assets (excluding accounts receivable) of our Internet advertising business to Accipiter Solutions, Inc. ("Accipiter Solutions"), a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise, assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. Additionally, in exchange for the assumption of certain of our liabilities, we paid $500,000 to Accipiter Solutions. As a result of this transaction, we recognized a gain of approximately $143,000 and $62,000 during the three and six months ended January 31, 2003, respectively. No value has been assigned to the warrants or the future earn-out payments in determining the loss from this transaction, our estimate of their fair value is zero.

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

      By order dated January 15, 2002, the District Court consolidated the foregoing actions. On April 19, 2002, the plaintiffs filed a Consolidated Amended Class Action Complaint. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs' counsel, the individual officer and director defendants were dismissed from the litigation without prejudice on or about October 14, 2002. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the various issuer and underwriter defendants' motions to dismiss the Consolidated Amended Class Action Complaint. The claims against Engage remain.

                                  ENGAGE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      We believe that these allegations are without merit and we intend to vigorously defend against the plaintiffs' claims. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

O.    TENDER OFFER

      In January 2003, we announced a tender offer whereby we offered to exchange certain outstanding stock options for restricted shares of our common stock. In February 2003, in connection with the tender offer, options to purchase 3,561,442 shares of our common stock were exchanged for shares of restricted common stock on a one-for-one basis. The shares of restricted stock will be subject to forfeiture upon termination of employment with Engage and other restrictions until they vest under the terms of a restricted stock award. The restricted stock was issued in February 2003 and the risk of forfeiture lapses in six approximately equal installments on March 1st and September 1st of 2003, 2004 and 2005. In connection with the offer, we will record deferred compensation charges of approximately $413,000 in February 2003. This charge will be amortized to stock compensation expense ratably over the 31 month vesting period of the restricted stock.

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

      In October 2002, we consummated a transaction whereby we sold substantially all of the assets (excluding accounts receivable) of our Internet advertising business to Accipiter Solutions, Inc. ("Accipiter Solutions"), a company formed by certain former employees of our Internet advertising business unit. As part of the transaction, Accipiter Solutions issued us a warrant to purchase up to 10% of the shares of Accipiter Solutions' common stock outstanding at the time of exercise, assumed certain liabilities of ours and agreed to pay us up to $500,000 in the form of future earn-out payments. Additionally, in exchange for the assumption of certain of our liabilities, we paid $500,000 to Accipiter Solutions. As a result of this transaction, we recognized a gain of approximately $143,000 and $62,000 during the three and six months ended January 31, 2003, respectively. No value has been assigned to the warrants or the future earn-out payments in determining the loss from this transaction, our estimate of their fair value is zero.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the SEC on November 13, 2002 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill and long-lived asset impairments, contingencies, restructuring costs and revenue recognition under the percentage of completion method. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. Additionally, we consider revenue recognition to be a critical accounting policy.

      COLLECTIBILITY OF ACCOUNTS RECEIVABLE

      The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a significant customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

      IMPAIRMENT OF LONG-LIVED ASSETS

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

      -     our market capitalization relative to net book value.

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

      ACCOUNTING FOR LOSS CONTINGENCIES

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

      ACCRUALS FOR RESTRUCTURING COSTS

      The accrual of restructuring costs is based on our assessment of costs that will be incurred to complete planned restructuring activities. For restructuring activities initiated prior to August 1, 2002, accruals are made at the time the plan is approved, with additional assessments made on a quarterly basis to determine if the accrual is properly stated based upon current facts. For restructuring activities initiated on or after August 1, 2002, accruals are made in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated With Exit or Disposal Activities. Under SFAS 146, restructuring costs are accrued as they are incurred rather that upon the approval of a restructuring plan. Any adjustments to restructuring accruals are made when facts indicate that costs will be either more or less than previously estimated.

      REVENUE RECOGNITION

      We recognize revenue in accordance with the provisions of SOP 97-2, Software Revenue Recognition. Revenue from software product licenses is generally recognized when (i) a signed noncancelable software license or purchase order exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2003

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

      Product revenue decreased from $2.3 million in the three months ended January 31, 2002 to $615,000 in the three months ended January 31, 2003, a 74% decrease. The decrease in product revenue was due to a $1.4 million decrease in revenue generated from our Internet advertising products (which we discontinued selling upon the sale of our Internet advertising business unit), as well as a $326,000 decrease in license revenue related to our ContentServer products. Services and support revenue decreased from $3.7 million in the three months ended January 31, 2002 to $1.7 million in the three months ended January 31, 2003, a 55% decrease. The decline in services and support revenue is the result of a decrease in product sales, and as such, a decline in new product installation and implementation services. Product revenue generated from sales of our Internet advertising products amounted to $1.5 million and $138,000 for the three months ended January 31, 2002 and 2003, respectively. Services and support revenue generated from sales of our Internet advertising products amounted to $1.6 million and $15,000 for the three months ended January 31, 2002 and 2003, respectively. In October 2002, we sold substantially all of the assets of our Internet advertising business. Accordingly, revenue from these Internet advertising products, services and support have decreased significantly during the three months ended January 31, 2003, with the expectation that revenue will cease during the third quarter of fiscal 2003.

      Product gross margin increased from 35% in the three months ended January 31, 2002 to 97% in the three months ended January 31, 2003. The increase in product gross margin is due to the impairment charge of $6.5 million on developed technology recorded during the fourth quarter of the year ended July 31, 2002, leaving no additional amortization for the three months ended January 31, 2003, compared to amortization of $1.5 million during the three months ended January 31, 2002. Product revenue represented $2.3 million or 39% of total revenue in the three months ended January 31, 2002 as compared to $615,000 or 27% of total revenue in the three months ended January 31, 2003.

      Services and support gross margin increased from 6% in the three months ended January 31, 2002 to 8% in the three months ended January 31, 2003. The improvement in services and support gross margin is due to better utilization of our professional services staff during the three months ended January 31, 2003, the result of prior reductions in services and support staffing levels, as well as a reduction in facility and overhead costs resulting from lower headcounts.

      Sales to one customer accounted for 27% of our total revenue for the three months ended January 31, 2003. Our customer base consists of geographically diverse customers concentrated primarily in the newspaper and retail industries.

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

      Operating Expenses

      Research and Development. Research and development expenses consist primarily of payroll and related costs, consulting and contractor fees, facility-related costs, such as rent and computer and network services, and depreciation expense. Our research and development expenses decreased from $1.9 million in the three months ended January 31, 2002 to $1.5 million in the three months ended January 31, 2003, a 21% decrease. This decrease was primarily due to savings related to restructuring activities in fiscal 2002 and the resulting savings in payroll and related costs, as well as decreased facility and related charges due to declining rent charges during the three months ended January 31, 2003. Our average research and development staff decreased 46% for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. Research and development expenses were 31% of revenue for the three months ended January 31, 2002 compared to 65% of revenue for the three months ended January 31, 2003. We anticipate our research and development costs will increase over the next three quarters as we develop versions of our software to work on several platforms that are not currently supported by our existing product architecture. The increase in research and development costs as a percentage of revenue is the result of declining revenue during the three months ended January 31, 2003, the impact of which was not fully offset by reductions in our staffing levels.

      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related costs, consulting and professional fees, advertising expenses, costs of attending trade shows, employee travel and depreciation expense. Selling and marketing expenses decreased from $2.9 million in the three months ended January 31, 2002 to $2.4 million in the three months ended January 31, 2003, a 18% decrease. The decrease was primarily due to a decrease in payroll and related costs and a reduction in facility and overhead costs due to decreased staffing levels, offset somewhat by an increase in spending on marketing and advertising initiatives as well as higher average salaries. Overall, our average sales and marketing staff decreased 49% for the three months ended January 31, 2003 compared to the three months ended January 31, 2002. Sales and marketing expenses were 48% of revenue for the three months ended January 31, 2002 compared to 103% of revenue for the three months ended January 31, 2003. The increase in sales and marketing costs as a percentage of revenue is the result of declining revenue during the three months ended January 31, 2003, the impact of which was not fully offset by reductions in our staffing levels.

      General and Administrative. General and administrative expenses consist principally of payroll and related costs, consulting and professional fees, facility and related costs, bad debt expense and depreciation expense. General and administrative expenses decreased from $2.1 million in the three months ended January 31, 2002 to $2.0 million in the three months ended January 31, 2003, a 6% decrease. The decrease was primarily due to decreases in facility costs due to decreased staffing levels. Overall, our average general and administrative staff decreased 38% for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. General and administrative costs were 35% of revenue for the three months ended January 31, 2002 compared to 87% of revenue for the three months ended January 31, 2003. The increase in general and administrative costs as a percentage of revenue is the result of declining revenue during the three months ended January 31, 2003, the impact of which was not fully offset by reductions in our staffing levels.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $5.9 million in the three months ended January 31, 2002. During the year ended July 31, 2002, we continued to experience negative revenue growth due to a decrease in the size and quantity of orders for both our ad serving and content management solutions. Additionally, in the fourth quarter of the year ended July 31, 2002, CMGI rescinded their offer to acquire all of the outstanding shares of Engage, leaving doubt about our ability to raise additional financing to fund operations. As a result of these factors, during management's quarterly and year end reviews of the value and periods of amortization of both goodwill and other intangible assets, it was determined that the carrying value of goodwill and certain other intangible assets were fully impaired. Accordingly, in the quarter ended July 31, 2002, we recorded an additional impairment charge of $25.6 million, which eliminated all goodwill and other intangibles recorded in prior acquisitions. As a result, we had no amortization expenses for the three months ended January 31, 2003.

      Stock Compensation. Stock compensation expense decreased from $294,000 in the three months ended January 31, 2002 to $212,000 in the three months ended January 31, 2003, a 28% decrease. The decrease relates to the termination of employment of certain individuals for whom stock compensation costs were being recognized prior to the employees' termination.

      OTHER INCOME (EXPENSE)

      Interest Income. Interest income decreased from $137,000 in the three months ended January 31, 2002 to $22,000 in the three months ended January 31, 2003, an 84% decrease. The decrease in interest income was primarily due to lower cash equivalent balances during the three months ended January 31, 2003 compared to the three months ended January 31, 2002. We anticipate that interest income will continue to decrease in the year ended July 31, 2003 as compared to July 31, 2002 as a result of both lower rates of return and a reduced balance in cash and short-term investments.

      Interest Expense. Interest expense decreased from $1.0 million in the three months ended January 31, 2002 to $39,000 in the three months ended January 31, 2003, a 96% decrease. The decrease was a result of our transaction with CMGI in September 2002 that eliminated the related debt for which we were being charged interest. We anticipate that interest expense will decrease during the remainder of the year ended July 31, 2003 as compared to the year ended July 31, 2002 as a result of the settlement of the amounts owed to CMGI in September 2002.

      Minority Interest. Minority interest was $16,000 for the three months ended January 31, 2002. Minority interest reflects the minority shareholders' share of the losses of our subsidiary Engage Japan, Inc. This subsidiary was closed during the second quarter of fiscal 2002, resulting in the elimination of minority interest for the three months ended January 31, 2003.

      Other Income (Expense), net. Other income (expense), net improved from $(289,000) for the three months ended January 31, 2002 to $148,000 for the three months ended January 31, 2003. Other expense for the three months ended January 31, 2002 was primarily related to foreign currency losses related to several of our European subsidiaries. Other income for the three months ended January 31, 2003 was primarily related to gains realized on the sale of our Internet advertising business.

      As prescribed by Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, during the fiscal year ended July 31, 2002, gains and losses on the translation of dollar denominated intercompany debt were recognized within other income, as all amounts loaned to foreign subsidiaries were deemed to be of a short-term nature. Effective August 1, 2002, we have determined that dollar denominated intercompany debt should be properly classified as a long-term investment rather than as debt with repayment expected in the foreseeable future. Accordingly, in the three months ended January 31, 2003, we did not record a foreign currency gain within other income. Instead, we recorded the effect of exchange rate fluctuations as a currency translation adjustment included in accumulated other comprehensive loss within stockholders' deficit.

      Income From Discontinued Operations. Income from discontinued operations was $333,000 for the three months ended January 31, 2003, the result of accounts receivable collections in excess of original estimates made at the time we discontinued the operations of our Media segment.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2003

      Revenue, Cost of Revenue and Gross Margin

      Product revenue decreased from $3.4 million in the six months ended January 31, 2002 to $1.7 million in the six months ended January 31, 2003, a 49% decrease. The decrease in product revenue was due to a $2.1 million decrease in revenue generated from our internet advertising products (which we discontinued selling upon the sale of our Internet advertising business unit), offset by a $391,000 increase in license revenue related to our ContentServer products. Services and support revenue decreased from $9.4 million in the six months ended January 31, 2002 to $4.3 million in the six months ended January 31, 2003, a 54% decrease. Product revenue generated from sales of our Internet advertising products amounted to $2.3 and $238,000 for the six months ended January 31, 2002 and 2003, respectively. Services and support revenue generated from sales of our Internet advertising products amounted to $4.0 million and $891,000 for the six months ended January 31, 2002 and 2003, respectively. In October 2002, we sold substantially all of the assets of our Internet advertising business. Accordingly, revenue from these Internet advertising products, services and support will cease beginning with the second quarter of our fiscal 2003.

      Product gross margin increased from 15% in the six months ended January 31, 2002 to 89% in the six months ended January 31, 2003. The increase in product gross margin is due to the impairment charge of $6.5 million on developed technology recorded during the fourth quarter of the year ended July 31, 2002, leaving no additional amortization for the six months ended January 31, 2003, compared to amortization of $2.9 million during the six months ended January 31, 2002. Product revenue represented $3.4 million or 26% of total revenue in the six months ended January 31, 2002 as compared to $1.7 million or 29% of total revenue in the six months ended January 31, 2003.

      Services and support gross margin decreased from 11% in the six months ended January 31, 2002 to 6% in the six months ended January 31, 2003. The decline in services and support gross margin is due to a decline in services and support revenue during the six months ended January 31, 2003, which was not fully offset by our reduction in payroll and related costs within our services and support department.

      Sales to two customers accounted for 13% and 10% of our total revenue for the six months ended January 31, 2003. Our customer base consists of geographically diverse customers concentrated primarily in the newspaper and retail industries.

      Operating Expenses

      Research and Development. Our research and development expenses decreased from $4.3 million in the six months ended January 31, 2002 to $2.8 million in the six months ended January 31, 2003, a 36% decrease. This decrease was primarily due to savings related to restructuring activities in fiscal 2002 and the resulting savings in payroll and related costs, as well as lower facility costs associated with reduced staff size. Our average research and development staff decreased 42% for the six months ended January 31, 2003 as compared to the six months ended January 31, 2002. Research and development expenses were 34% of revenue for the six months ended January 31, 2002 compared to 46% of revenue for the six months ended January 31, 2003. The increase in research and development costs as a percentage of revenue is the result of declining revenue during the six months ended January 31, 2003, the impact of which was not fully offset by reductions in our staffing levels.

      Selling and Marketing. Selling and marketing expenses decreased from $6.2 million in the six months ended January 31, 2002 to $5.1 million in the six months ended January 31, 2003, a 18% decrease. The decrease was primarily due to a decrease in payroll and related costs and a reduction in overhead costs due to decreased staff size, offset somewhat by an increase in spending on marketing and advertising initiatives as well as higher average salaries. Overall, our average sales and marketing staff decreased 41% for the six months ended January 31, 2003 compared to the six months ended January 31, 2002. Sales and marketing expenses were 48% of revenue for the six months ended January 31, 2002 compared to 84% of revenue for the six months ended January 31, 2003. The increase in sales and marketing costs as a percentage of revenue is the result of declining revenue during the six months ended January 31, 2003, the impact of which was not fully offset by reductions in our staffing levels.

      General and Administrative. General and administrative expenses decreased from $4.8 million in the six months ended January 31, 2002 to $3.8 million in the six months ended January 31, 2003, a 21% decrease. The decrease was primarily due to decreases in payroll and related costs and a reduction in overhead costs due to decreased staff size. Overall, our average general and administrative staff decreased 44% for the six months ended January 31, 2003 as compared to the six months ended January 31, 2002. General and administrative costs were 37% of revenue for the six months ended January 31, 2002 compared to 62% of revenue for the six months ended January 31, 2003. The increase in general and administrative costs as a percentage of revenue is the result of declining revenue during the six months ended January 31, 2003, the impact of which was not fully offset by reductions in our staffing levels.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $11.7 million in the six months ended January 31, 2002. The decrease is attributable to the reasons previously discussed in the comparison of the three months ended January 31, 2002 and January 31, 2003.

      Restructuring Costs, net. Restructuring costs, net decreased from $975,000 for the six months ended January 31, 2002 to $241,000 for the six months ended January 31, 2003. Restructuring costs during the six months ended January 31, 2002 consisted of severance costs related to a reduction in staffing levels. Restructuring costs during the six months ended January 31, 2003 consisted of an adjustment to severance costs recorded during the fourth quarter of fiscal 2002 due to severance payments to terminated employees exceeding original estimates.

      Stock Compensation. Stock compensation expense decreased from $656,000 in the six months ended January 31, 2002 to $446,000 in the six months ended January 31, 2003, a 32% decrease. The decrease relates to the termination of employment of certain individuals for whom stock compensation costs were being recognized prior to the employees termination.

      OTHER INCOME (EXPENSE)

      Interest Income. Interest income decreased from $380,000 in the six months ended January 31, 2002 to $70,000 in the six months ended January 31, 2003, an 82% decrease. The decrease in interest income was primarily due to lower cash equivalent balances during the six months ended January 31, 2003 compared to the six months ended January 31, 2002.

      Interest Expense. Interest expense decreased from $1.4 million in the six months ended January 31, 2002 to $562,000 in the six months ended January 31, 2003, a 61% decrease. The decrease was a result of our transaction with CMGI in September 2002 that eliminated the related debt for which we were being charged interest.

      Minority Interest. Minority interest was $109,000 for the six months ended January 31, 2002. Minority interest reflects the minority shareholders' share of the losses of our subsidiary Engage Japan, Inc.. This subsidiary was closed during the second quarter of fiscal 2002, resulting in the elimination of minority interest for the six months ended January 31, 2003.

      Other Income (Expense), net. Other income (expense), net improved from $(128,000) for the six months ended January 31, 2002 to $58,000 for the six months ended January 31, 2003. Other expense for the six months ended January 31, 2002 was primarily related to foreign currency losses related to several of our European subsidiaries. Other income for the six months ended January 31, 2003 was primarily related to a gain realized on the sale of our Internet advertising business.

      Income From Discontinued Operations. Income from discontinued operations was $1.1 million for the six months ended January 31, 2003, the result of accounts receivable collections in excess of original estimates made at the time we discontinued the operations of our Media segment.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents decreased from $17.7 million at July 31, 2002 to $5.0 million at January 31, 2003. Net cash used in operating activities was $9.9 million for the six months ended January 31, 2003. Cash used in operating activities resulted primarily from net losses from continuing operations and decreases in accounts payable and accrued expenses, which was partially offset by the collection of accounts receivable from our Media segment, and a decrease in accounts receivable. Net cash used for investing activities was $137,000 for the six months ended January 31, 2003, all related to investments in property and equipment. Net cash used for financing activities was $2.7 million, consisting of the $2.5 million payment to CMGI and $232,000 of costs associated with the CMGI transaction, offset in part by $16,000 of proceeds from this issuance of common stock through stock option exercise and purchases within our employee stock purchase plan.

      During the six months ended January 31, 2003, we made payments of approximately $1.0 million related to the settlement of amounts owed to a CMGI affiliate, approximately $1.0 million in the settlement of certain operating lease obligations, and approximately $1.1 million for the payment of our annual insurance for directors and officers.

      In connection with the transaction with CMGI that we completed in September 2002, we are obligated to pay CMGI $6.0 million in the future. We granted CMGI a $2.0 million non-interest bearing secured promissory note due in September 2006 that is secured by the assets of the Company. In addition, we agreed to pay CMGI up to an additional $6.0 million in future earn-out payments based upon our quarterly operating results beginning with the first quarter of fiscal 2004 (the quarter ending October 31, 2003). Under the terms of the earn-out payment and promissory note, if earn-out payments exceed $4.0 million, amounts due under the $2.0 million promissory note will be cancelled for each dollar of earn-out over the $4.0 million paid prior to the date the note matures, such that if total earn-out payments reach $6.0 million, the promissory note will be cancelled in full.

       The following summarizes anticipated contractual obligations for operating leases and long-term debt to CMGI during each of the fiscal years ended July 31:

                                                             LONG TERM
                                               OPERATING      DEBT TO
                                                 LEASES        CMGI         TOTAL
                                                 ------       --------      -----
                                                         (IN THOUSANDS)
2003 (remaining six months)...............     $     718    $      --     $     718
2004......................................         1,265           --         1,265
2005......................................           258           --           258
2006......................................            --           --            --
2007......................................            --        2,000         2,000
                                               ---------     --------     ---------
                                               $   2,241     $  2,000     $   4,241
                                               =========     ========     =========

      During our fiscal year 2002 and the first half of fiscal 2003, we have undergone a significant transition, exiting the Media business, selling our Internet advertising business and restructuring ourselves to be a leader in providing software that enables publishers, advertisers and merchants to streamline the creation, approval, production and re-purposing of advertising and other marketing material. Included in this transition was a complete turnover of our senior management team, as well as significant changes within our Board of Directors. In conjunction with the Board of Directors, the new management team has developed an operational plan that it believes will allow us to strengthen existing and develop new sales channels. In addition, the operational plan has brought our costs more in line with projected revenue growth.

      At January 31, 2003, we had a working capital deficit of $3.3 million, an accumulated deficit of $3.8 billion, and have reported losses from operations since inception. We anticipate incurring additional losses throughout our current fiscal year. Management has taken several actions to ensure that we continue as a going concern through July 31, 2003, including reductions in operating expenses through headcount reductions, the sale of our Internet advertising business, and most importantly, the restructuring of amounts due to our former parent company, CMGI, discussed above. Based upon our cash flow estimates, we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures through our current fiscal year. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, and collections of accounts receivable for both our continuing and discontinued operations, among other assumptions, including the improvement in the overall macroeconomic environment. Our sales estimates include revenue from new sales channels for which we have no historical basis to make estimates and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing costs in proportion to any shortfall in projected sales. Our continued collection of accounts receivable from discontinued operations may be hindered by the old age of the outstanding balances, the financial status of the debtors, the fact that uncollected amounts are comprised of a large number of small balances, and the ability to continue to devote internal resources to the collection effort.

      There is doubt about our ability to continue as a going concern after the end of the current fiscal year. We do not have a commitment for additional capital to fund our operations, as currently conducted, in Fiscal 2004. We are currently pursuing sources of financing on terms favorable to us in order to raise the capital necessary to continue operations past July 2003. However, we cannot assure you that we will be successful in these efforts. Management may take additional actions, including reductions in operating expenses and delaying capital expenditures, in order to preserve cash. We were delisted in August 2002, and our common stock is currently quoted on the NASD's OTC Bulletin Board. The continued delisting of our common stock may make our stock less attractive to third parties, which could adversely affect our ability to enter into future equity financing transactions or to effect an acquisition or merger with other businesses. We can give no assurance that we will be able to raise any additional capital, or if we do raise additional capital, that it will be raised on terms acceptable to our stockholders or us. If additional amounts cannot be raised, we would suffer material adverse consequences to our business, financial condition and results of operations.

      If funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

FOREIGN OPERATIONS

      The results of our international operations are subject to currency fluctuations. As of January 31, 2003, we had subsidiaries in Europe and Asia. To date, our financial condition and results of operations have not been materially affected by exchange rate fluctuations. However, there can be no guarantee that our financial condition and results of operations will not be adversely affected by exchange rate fluctuations in the future. During the past several months many of the local currencies of our subsidiaries have experienced growing strength against the dollar. Should the dollar continue to decline against these currencies our financial condition could be affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements. These statements address or may address the following subjects:

      - that we expect revenue form Internet advertising products and services and support to cease during the third quarter of fiscal 2003;

      -     that we anticipate that our overall gross margins may increase;

      - that we do not anticipate a decline in service and support revenue, but expect higher overall margins due to a greater proportion of license sales;

      - that we anticipate our research and development costs will increase over the next three quarters as we develop versions of our software to work on several platforms that are not currently supported by our existing product architecture;

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

      - the uncertainty that we will be able to raise additional capital to fund our operations as needed;

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 13, 2003 have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

      By order dated January 15, 2002, the District Court consolidated the foregoing actions. On April 19, 2002, the plaintiffs filed a Consolidated Amended Class Action Complaint. Pursuant to an omnibus agreement negotiated with representatives of the plaintiffs' counsel, the individual officer and director defendants were dismissed from the litigation without prejudice on or about October 14, 2002. By opinion and order dated February 19, 2003, the District Court denied in part and granted in part the various issuer and underwriter defendants' motions to dismiss the Consolidated Amended Class Action Complaint. The claims against Engage remain.

      We believe that these allegations are without merit and we intend to vigorously defend against the plaintiffs' claims. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any, that might result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders on December 30, 2002 and the following matters were voted on at that meeting:

      1. The election of John D. Barone, Edward A. Bennett and Peter J. Rice, each to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The following chart shows the number of votes cast for or against each director, as well as the number of votes withheld:

                                        For          Against        Withheld
                                        ---          -------        --------
            John D. Barone           31,805,877      134,339          N/A

            Edward A. Bennett        31,574,107      366,109          N/A

            Peter J. Rice            31,574,107      366,109          N/A

      2. The proposal to approve an amendment to our Amended and Restated 1999 Employee Stock Purchase Plan to increase by 2,400,000 shares the number of shares of our Common Stock issuable under this plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

               For            Against        Abstain        Broker Non-Vote
               ---            -------        -------        ---------------
            31,297,948        519,353        122,915             N/A

      3. The proposal to ratify the selection of KPMG LLP as our independent auditors for the fiscal year ended July 31, 2003. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

               For            Against        Abstain        Broker Non-Vote
               ---            -------        -------        ---------------
            31,562,873        279,497         97,846             N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1  Second Amended and Restated 1999 Employee Stock Purchase Plan

      10.2  Third Amended and Restated 1995 Equity Incentive Plan

      10.3  First Amended and Restated 2000 Equity Incentive Plan

(b)   Reports on Form 8-K

            On November 13, 2002, the Company furnished a Report on Form 8-K setting forth the written statement of the Company's principal executive officer and principal financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

            On December 16, 2002, the Company furnished a Report on Form 8-K furnishing the written statement of the Company's principal executive officer and principal financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Andover, Massachusetts on March 14, 2003.

                                      By: /s/ JOHN D. BARONE
                                          -------------------------------------
                                          John D. Barone
                                          Chief Operating Officer and President
                                          (Principal Executive Officer)



                                      By: /s/ LISA PAVELKA MCALISTER
                                          -------------------------------------
                                          Lisa Pavelka McAlister
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting and Financial
                                          Officer of the Registrant)

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

                                        /S/ JOHN D. BARONE
                                        ---------------------------------------
                                        John D. Barone, Chief Operating Officer
                                          and President

                                 CERTIFICATIONS

I, Lisa Pavelka McAlister, certify that:

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003


                                        /S/ LISA PAVELKA MCALISTER
                                        ---------------------------------------
                                        Lisa Pavelka McAlister, Chief Financial
                                          Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                               EXHIBIT
-----------                               -------
   10.1      Second Amended and Restated 1999 Employee Stock Purchase Plan

   10.2      Third Amended and Restated 1995 Equity Incentive Plan

   10.3      First Amended and Restated 2000 Equity Incentive Plan